Form 10QSB
period 1996-03-31
CVD FINANCIAL CORP
filed 1996-05-15
CIK 906549

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB



[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED March 31, 1996

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


           FOR THE TRANSITION PERIOD FROM _______________ TO ____________
                       COMMISSION FILE NUMBER    1-12212



                           CVD FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                         DELAWARE                      95-4426690
             (State or Other Jurisdiction of        (I.R.S. Employer
              Incorporation or Organization)       Identification No.)

                  400 BURRARD STREET
                      SUITE 1250
          VANCOUVER, BRITISH COLUMBIA, CANADA           V6C 3A6
       (Address of Principal Executive Offices)        (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (604) 683-5312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                       Class               Outstanding at May 10, 1996
                -------------------        ---------------------------

                Common Stock, $0.01                 2,718,600
                par value


 Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ----     -----

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CVD FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                             March 31, 1996  June 30, 1995
                                             --------------  -------------

                                     ASSETS

Cash and cash equivalents                    $    14,480     $     12,145
Finance receivables,  net of
   allowance for credit losses of $7,303
   and $14,716, respectively                      14,976           25,581
Other receivables                                    116                -
Deferred debt issuance costs, net
   of accumulated amortization of $530
   and $376, respectively                          2,088            2,242
Investments                                       10,695              453
Other assets                                          43               69
                                             -----------     ------------
                                             $    42,398     $     40,490
                                             ===========     ============




                     LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Bonds payable, net of bonds held in
   treasury of $2,953 and $2,719,
   respectively, in principal amount         $    42,047     $     42,281
Interest payable                                     893            1,955
Accounts payable and accrued liabilities             760              404
                                             -----------     ------------
                                                  43,700           44,640
SHAREHOLDERS' DEFICIT
Preferred stock                                        -                -
Common stock                                          43               43
Additional paid-in capital                        17,767           17,767
Accumulated deficit                              (16,056)         (18,904)
                                             -----------     ------------
                                                   1,754           (1,094)
Less -- treasury stock                            (3,056)          (3,056)
                                             -----------     ------------
                                                  (1,302)          (4,150)
                                             -----------     ------------
                                             $    42,398     $     40,490
                                             ===========     ============







FORM 10-QSB
QUARTERLY REPORT - PAGE 2

                           CVD FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                            For the Nine     For the Nine
                                            Months Ended     Months Ended
                                           March 31, 1996   March 31, 1995
                                           --------------   --------------
Revenues
   Interest and loan fee income              $     2,021     $      4,348
   Gain (loss) on securities                       4,500             (153)
   Other                                               2                -
                                             -----------     ------------
                                                   6,523            4,195

Costs and Expenses
   Interest                                        2,945            3,706
   Provision for credit losses                    (1,328)           8,429
   General and administrative                      2,170              801
                                             -----------     ------------
                                                   3,787           12,936
                                             -----------     ------------

Operating Income (loss)                            2,736           (8,741)
Income tax expense (benefits)                          1              (30)
                                             -----------     ------------

Income (loss) before extraordinary item            2,735           (8,711)
Extraordinary item, extinguishment of debt           113              527
Cumulative effect of a change in
   accounting principle                                -              190
                                             -----------     ------------
Net income (loss)                                  2,848           (7,994)
Accumulated deficit, beginning of period         (18,904)          (2,059)
                                             -----------     ------------

Accumulated deficit, end of period           $   (16,056)    $    (10,053)
                                             ===========     ============


Earnings (loss) per share
   Before extraordinary item                 $      1.01     $      (3.54)
   Extraordinary item                               0.04             0.21
   Cumulative effect of a change in
       accounting principle                            -             0.08
                                             -----------     ------------
                                             $      1.05     $      (3.25)
                                             ===========     ============


Weighted average number of
   shares outstanding                          2,718,600        2,462,682
                                             ===========     ============



FORM 10-QSB
QUARTERLY REPORT - PAGE 3

                       CVD FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                              (UNAUDITED)
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                            For the Three   For the Three
                                             Months Ended    Months Ended
                                            March 31, 1996  March 31, 1995
                                            --------------  --------------
Revenues
   Interest and loan fee income              $       517     $      1,394
   Gain (loss) on securities                       2,721              (82)
   Other                                               2                -
                                             -----------     ------------
                                                   3,240            1,312

Costs and expenses
   Interest                                          949            1,024
   Provision for credit losses                       200            2,701
   General and administrative                        528              298
                                             -----------     ------------
                                                   1,677            4,023
                                             -----------     ------------


Operating income (loss)                            1,563           (2,711)
Income tax expenses (benefits)                         -              (30)
                                             -----------     ------------


Income (loss) before extraordinary item            1,563           (2,681)
Extraordinary item, extinguishment of debt            (5)               -
                                             -----------     ------------


Net income (loss)                                  1,558           (2,681)
Accumulated deficit, beginning of period         (17,614)          (7,372)
                                             -----------     ------------


Accumulated deficit, end of period           $   (16,056)    $    (10,053)
                                             ===========     ============

Earnings (loss) per share
   Before extraordinary item                 $      0.57     $      (1.30)
   Extraordinary item                                  -                -
                                             -----------     ------------
                                             $      0.57     $      (1.30)
                                             ===========     ============


Weighted average number of shares
   outstanding                                 2,718,600        2,063,822
                                             ===========     ============







FORM 10-QSB
QUARTERLY REPORT - PAGE 4

                           CVD FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                             For the Nine    For the Nine
                                                             Months Ended    Months Ended
                                                            March 31, 1996  March 31, 1995
                                                            --------------  --------------


Operating activities:
   Net income (loss)                                         $     2,848     $    (7,994)
   Adjustments to reconcile net income to
      net cash used by operating activities:
      Extraordinary gain on extinguishment of debt                  (113)           (527)
      Cumulative effect of a change in accounting principle            -            (190)
      Provision for credit losses                                 (1,328)          8,429
      Unrealized holding gains on securities                      (1,244)            153
      Gain on sales of securities                                 (3,257)              -
      Amortization of deferred debt issuance costs                   154             155
                                                             -----------     -----------
                                                                  (2,940)             26
   Changes in non-cash working capital:
      Accounts receivable                                           (116)              -
      Reimbursable costs                                            (824)           (410)
      Interest receivable                                            126            (540)
      Commitment fees                                                (71)            (76)
      Other assets                                                    25              44
      Interest payable                                            (1,062)         (1,232)
      Accounts payable and accrued liabilities                       356            (176)
                                                             -----------     -----------
                                                                  (4,506)         (2,364)
   Purchase of trading securities                                (10,502)              -
   Proceeds from sales of trading securities                       6,889               -
                                                             -----------     -----------
                                                                  (8,119)         (2,364)
Investing activities:
   Advances on loan receivables                                     (228)        (23,847)
   Payments received on loan receivables                          10,803          17,865
                                                             -----------     -----------
                                                                  10,575          (5,982)
Financing activities:
   Purchase of treasury bonds                                       (121)         (1,020)
   Purchase of treasury stock                                          -            (146)
   Sale of treasury stock                                              -           1,581
   Exercise of stock options                                           -              45
                                                             -----------     -----------
                                                                    (121)            460
                                                             -----------     -----------

Net change in cash and cash equivalent                             2,335          (7,886)
Cash and cash equivalent, beginning of period                     12,145          20,461
                                                            ------------     -----------

Cash and cash equivalent, end of period                     $     14,480     $    12,575
                                                            ============     ===========

Cash paid during the period for:
   Interest expenses                                        $      3,851     $     4,783
   Income taxes                                             $          1     $       117





FORM 10-QSB
QUARTERLY REPORT - PAGE 5

                           CVD FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In accordance with Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission, the consolidated financial statements and accompanying notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. These consolidated financial statements and accompanying notes thereto should be read in conjunction with CVD Financial Corporation's (the "Company") audited financial statements and notes thereto contained in the Company's Form 10-KSB Annual Report for the fiscal year ended June 30, 1995. All dollar amounts are rounded to the nearest thousands.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1996, and the results of its operations and changes in its financial position for the periods ended March 31, 1995 and 1996. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

The financial statements have been prepared by management in conformity with generally accepted accounting principles, which contemplate continuation of an entity as a going concern. The Company incurred net losses of $16,845 and $2,059 for the years ended June 30, 1995 and 1994, respectively. For the nine months ended March 31, 1996, the Company generated net income of $2,848. As of March 31, 1996, the Company had incurred cumulative losses since its inception of $16,056 and had a net shareholders' deficit of $1,302 (See Note 2).

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2. BONDS PAYABLE

The Company is required under its Bond indenture to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1. The Company has not been in compliance with this provision since March 31, 1995. As of March 31, 1996, the Company had a net shareholders' deficit of $1,302 and failed to meet the minimum required tangible net worth of $2,913 by $4,215. As a result of the Company's failure to satisfy the net worth ratio requirement, the trustee under the Bond indenture, acting on behalf of all holders of the Bonds or at the request of holders of at least 25% of the principal amount of the outstanding Bonds, is entitled at its option to exercise certain remedies, including the declaration of a default under the Bond indenture and the making of a demand that the Bonds be immediately paid in full if the net worth ratio is not cured within 90 days after receipt of notice of the event of default. As of May 10, 1996, the Company has not received a notice of the event of default from the trustee.


FORM 10-QSB
QUARTERLY REPORT - PAGE 6

The Company did not make its semi-annual Bond interest payment due on July 25, 1995 until August 22, 1995. The delinquent payment did not result in an event of default, as the payment was made within the 30 day cure period provided for under the terms of the Bond indenture.

The Company did not make its semi-annual Bond interest payment due on January 25, 1996 until February 20, 1996, which was made within the 30 day cure period provided for under the terms of the Bond indenture, and thus, did not result in an event of default.

NOTE 3. ADOPTION OF ACCOUNTING STANDARD REGARDING IMPAIRED LOANS

In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The statement is effective for fiscal years beginning after December 15, 1994, and thus, is effective for the Company beginning on July 1, 1995. However, if the Company had elected to adopt the statement for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Company's June 30, 1995 allowance for credit losses.

Under the provisions of the statement, when a loan is impaired as defined in the statement, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effective rate is either the rate of return implicit in the loan for a loan with fixed interest and principal repayment terms or the interest rate in effect when the loan
first becomes impaired for a loan with a variable interest rate.   The Company
has adopted a measurement method on a loan-by-loan basis. Since the present value of an impaired loan's expected future cash flows will change from one reporting period to the next because of the passage of time and also may change because of revised estimates in the amount or timing of those cash flows, the Company has established a policy of recognizing these present value changes as either an increase or decrease in its provision for credit losses as applicable for each reporting period.

The Company continued to apply FASB Statement No. 5 "Accounting for Contingencies" to provide an allowance on a pool of unimpaired loans.

As of March 31, 1996, the Company had identified impaired finance receivables with a recorded investment totaling $15,286 and had established a specific allowance for credit losses totaling $6,581 in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the quarter and nine months ended March 31, 1996 is as follows:

                                               Quarter           Nine Months
                                               -------           -----------
                                                     (in thousands)

Balance, beginning of period                 $       7,103      $      14,716
Increase (decrease) in provision                       200             (1,328)
Charge-offs                                              -             (6,085)
                                             -------------      -------------
Balance, end of period                       $       7,303      $       7,303
                                             =============      =============
Consisted of:
   Specific allowance under FASB Statement No. 114              $       6,581
   General allowance under FASB Statement No. 5                           722
                                                                -------------
                                                                $       7,303
                                                                =============

The following table summarizes the calculation of net finance receivables as at March 31, 1996:


Finance receivables, gross                                      $      22,279
Less allowance for credit losses                                        7,303
                                                                -------------
Finance receivables, net                                        $      14,976
                                                                =============


FORM 10-QSB
QUARTERLY REPORT - PAGE 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of CVD Financial Corporation (the "Company") for the three and nine months ended March 31, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1996

For the nine months ended March 31, 1996, the Company reported net income of $2.8 million or $1.05 per share, which included an extraordinary gain on the early extinguishment of debt of $0.1 million or $0.04 per share . In the comparative period of 1995, the Company reported a net loss of $8.0 million or $3.25 per share, after recognizing an extraordinary gain on the early extinguishment of debt of $0.5 million or $0.21 per share and a $0.2 million or $0.08 per share gain on the cumulative effect of a change in accounting principle. The net loss in the comparative period of 1995 included an increase in the provision for credit losses of $8.4 million. The increase in net income in the current period was primarily attributable to (i) a reduction in the provision for credit losses of $1.3 million and (ii) investment gains totaling $4.5 million. Such higher income was partially offset by higher general and administrative expenses incurred during the current period.

Interest and loan fee income decreased to $2.0 million in the nine months ended March 31, 1996 from $4.3 million in the comparative period of 1995, primarily as a result of a reduction in the dollar amount of outstanding performing loans. The Company's loans generally earn interest at a major bank's (the "Bank") prime rate (8.25% and 9.0% at March 31, 1996 and 1995, respectively) plus 5% to 7%. The Bank's prime rate decreased from 9.0% to 8.25% during the nine months ended March 31, 1996, as compared to increasing from 7.25% to 9.0% during the nine months ended March 31, 1995.

As a result of the Company's implementation on July 1, 1994 of the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB No. 115"), the Company recognized $0.1 million in unrealized holding losses and a gain of $0.2 million from the cumulative effect of a change in accounting principle during the nine months ended March 31, 1995, in connection with certain warrants the Company holds to acquire shares of common stock of its various borrowers. During the nine months ended March 31, 1996, the Company recognized $1.2 million in unrealized holding gains and $2.2 million in gains on the sale of investments. The majority of these gains arose as a result of the sale of shares which were converted from a loan to a borrower. The Company does not expect the unrealized holding gains to be reversed in the foreseeable future.

Interest expense decreased to $2.9 million in the nine months ended March 31, 1996 from $3.7 million in the comparative period of 1995, primarily as a result of a lower minimum interest rate (8.5% per annum and 9.25% per annum for the nine months ended March 31, 1996 and 1995, respectively) being used to accrue interest on the Company's 15 Year Variable Rate Bonds (the "Bonds").

The provision for credit losses was reduced by $1.3 million for the nine months ended March 31, 1996, as compared to a provision of $8.4 million for the comparative period of 1995. The allowance for credit losses was $7.3 million and $8.7 million as at March 31, 1996 and 1995, respectively.


FORM 10-QSB
QUARTERLY REPORT - PAGE 8

General and administrative expenses increased to $2.2 million in the nine months ended March 31, 1996 from $0.8 million in the same period of 1995, primarily due to higher legal fees. General and administrative costs in the current period included a provision of $250,000 for settlement costs related to a class action involving, among others, the Company. See "Legal Proceedings".

The Company reported operating income of $2.7 million and an operating loss of $8.7 million for the nine months ended March 31, 1996 and 1995, respectively.

No income tax provision was recognized in the nine months ended March 31, 1996, except for the payment of minimum tax of $1,000. The provision for income taxes on the current period's income was eliminated by the net operating loss carried forwards from prior periods. The deferred tax benefits on these net operating loss carried forwards were not recognized in prior periods as there was no assurance that they would be realized. In the comparative period of 1995, the Company recognized an income tax benefit of $30,000.

During the nine months ended March 31, 1995, the Company repurchased $1.6 million in principal amount of the Bonds. As a result of these repurchases, the Company recognized $0.5 million of extraordinary gains on the early extinguishment of debt in the nine months ended March 31, 1995. The Company repurchased $0.2 million in principal amount of the Bonds during the current period, recognizing $0.1 million as income as a result thereof.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996

For the three months ended March 31, 1996, the Company reported net income of $1.6 million or $0.57 per share. During the comparable quarter of 1995, the Company reported a net loss of $2.7 million or $1.30 per share. The increased net income in the current quarter was primarily attributable to investment gains totaling $2.7 million. Such higher income was offset in part by higher general and administrative expenses incurred during the current quarter.

Interest and loan fee income decreased to $0.5 million in the three months ended March 31, 1996 from $1.4 million in the comparative quarter of 1995, primarily as the result of a reduction in the dollar amount of outstanding performing loans. The Company's loans generally earn interest at a major bank's (the "Bank") prime rate (8.25% and 9.0% at March 31, 1996 and 1995, respectively) plus 5% to 7%. The Bank's prime rate decreased from 8.5% to 8.25% during the quarter ended March 31, 1996, as compared to increasing from 8.5% to 9.0% during the quarter ended March 31, 1995.

During the current quarter, the Company recognized a $2.7 million gain on securities, of which $2.2 million resulted from the sale of investments, as compared to a loss of $82,000 in the comparative quarter of 1995.

Interest expense decreased to $0.9 million in the current quarter from $1.0 million in the comparative quarter of 1995, primarily as a result of a lower minimum interest rate (8.5% per annum and 9.25% per annum for the quarters ended March 31, 1996 and 1995, respectively) being used to accrue interest on the Bonds.

General and administrative expenses increased to $0.5 million in the three months ended March 31, 1996 from $0.3 million in the comparative quarter of 1995, primarily due to higher legal fees.


FORM 10-QSB
QUARTERLY REPORT - PAGE 9

The Company reported operating income of $1.6 million and an operating loss of $2.7 million for the three months ended March 31, 1996 and 1995, respectively.

No income tax provision was recognized in the current quarter, due to the net operating loss carried forwards from prior periods. The deferred tax benefits on these net operating loss carried forwards were not recognized in prior periods, as there was no assurance that they would be realized. In the comparative quarter of 1995, the Company recognized an income tax benefit of $30,000.

During the three months ended March 31, 1996 and 1995, the Company did not repurchase any Bonds.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 1996 were $14.5 million, which represent an increase of $2.3 million from June 30, 1995.

Net cash used by operations for the nine months ended March 31, 1996 was $8.1 million, as compared to net cash used by operations of $2.4 million for the comparative period ended March 31, 1995. The $5.7 million increase in cash used by operations between the corresponding periods resulted primarily from:
(i) the purchase of investment grade bonds; (ii) significantly higher legal fees paid during the current period in connection with the larger amount of non-performing loans outstanding during the period; and (iii) as a result of the larger amount of non-performing loans, a decrease in interest income collected during the current period, as compared to the comparative period of 1995. The increase in cash used by operations during the current period was partially offset by a reduction in the amount of the interest payment made on the Bonds during the period as compared to the comparative period of 1995, due to both a lower interest rate being paid and a reduced amount of principal outstanding on the Bonds during the current period. The Company used cash to acquire investment grade bonds as they provide better yields than bank deposits and are highly liquid investments as a result of an active secondary market. The Company continues to invest in investment grade bonds for the aforesaid reasons.

Cash provided by investing activities was $10.6 million during the current period, as compared to cash used by investing activities of $6.0 million during the comparative period of 1995. Lending activity during the current period of 1996 decreased significantly as compared to the comparative period of 1995 when the Company was still building its initial loan portfolio. In addition, the
significantly larger amount of   non-performing loans in the Company's
portfolio also contributed to the reduced activity.

During the nine months ended March 31, 1996, net cash used by financing activities was $0.1 million, which consisted of the repurchase of Bonds. During the comparative period of 1995, financing activities provided cash of $0.5 million. In the nine months ended March 31, 1995, the Company expended $1.0 million to repurchase Bonds and $0.1 million to repurchase shares. In addition, during such period, the Company issued 715,000 shares of treasury stock to a purchaser and 25,000 shares of common stock upon the exercise of stock options for total proceeds of $1.6 million. The purchases of the Company's common stock and Bonds were made pursuant to a $4.5 million discretionary repurchase program established in April 1994 (the "April Repurchase Program"). As of March 31, 1996, the Company had repurchased 1,190,361 shares of its common stock and $3.0 million in principal amount of the Bonds at cost of $2.2 million and $1.9 million (including $79,000 of prepaid interest), respectively, under the April Repurchase Program. As of May 10, 1996, the Company has $0.3 million available under the April Repurchase Program for additional

FORM 10-QSB
QUARTERLY REPORT - PAGE 10
discretionary purchases of its common stock and Bonds. In the current quarter, the board of directors of the Company authorized the Company to purchase, at its election and from time to time, up to an additional $10 million of Bonds.

The Company did not make its semi-annual Bond interest payments due on July 25, 1995 and January 25, 1996 until August 22, 1995 and February 20, 1996, respectively. The delinquent payments did not result in an event of default as the payments were made within the 30 day cure period provided for under the terms of the Bond indenture.

The Company is required under the Bond indenture to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1. The Company has not been in compliance with this provision since March 31, 1995. As of March 31, 1996, the Company had a shareholders' deficit of $1.3 million and failed to meet the minimum required tangible net worth of $2.9 million by $4.2 million. As a result of the Company's failure to satisfy the net worth ratio requirement, the trustee under the Bond indenture, acting on behalf of all holders of the Bonds or at the request of holders of at least 25% of the principal amount of the outstanding Bonds, is entitled at its option to exercise certain remedies, including the declaration of a default under the Bond indenture and the making of a demand that the Bonds be immediately paid in full if the net worth ratio is not cured within 90 days after receipt of notice of the event of default. As of May 10, 1996, the Company has not received a notice of the event of default from the trustee .

The Bond indenture also requires mandatory redemption of the Bonds in certain instances, including a change in control of the Company, which is defined in the Bond indenture to include the acquisition by any person or group (other than by the company which originally formed the Company in 1993, or its affiliates) of 35.0% or more of the combined voting power of the then outstanding voting securities of the Company. Based upon filings made with the Securities and Exchange Commission, the Company is aware that Gibralt Holdings Ltd. and Ballinger Corporation ("Ballinger") own approximately 15.2% and 34.6%, respectively, of the Company's common stock. If a change in control of the Company as defined in the Bond indenture occurs, the Company would not be able to satisfy its obligation to immediately redeem the Bonds as a result thereof, and would be forced to explore all options available to it, including attempting to raise additional capital, a merger, a sale of assets, and the possibility of reorganizing under federal bankruptcy laws.

Although no event of default with regard to the Bonds has been declared and no change in control has occurred, the Company is exploring alternatives in conjunction with a restructuring of the outstanding Bonds. During the period ended March 31, 1996, the Company announced that it intended to effect an exchange offer (the "Offer") with holders of the Bonds. The Company offered to exchange each $1,000 in principal amount of the Bonds, including accrued interest to date, for 472 shares of the Company's common stock and a warrant to acquire an additional 472 shares, exercisable at $2.00 per share. On February 9, 1996, the Company announced the termination of the Offer. The Offer was terminated because the Company was unable to issue sufficient common shares to complete the Offer, as the Company had not held a shareholders' meeting to approve the necessary increase in authorized capital. In addition, the delay resulting from the requirement to hold a shareholders' meeting had caused the January 25, 1996 interest payment to be paid prior to the completion of the proposed Offer. These and other considerations changed the economics of the proposed transaction for the Company and its bondholders.



FORM 10-QSB
QUARTERLY REPORT - PAGE 11

The Company intends to seek other methods to raise additional capital, although there can be no assurance that such capital will be available on satisfactory terms. If the Company is unsuccessful in raising additional capital, it will explore all other options available to it, including a merger, a sale of assets and the possibility of reorganizing under federal bankruptcy laws.

The Company has developed a business plan which emphasizes financial services and merchant banking activities, including the acquisition of controlling interests in operating companies. Under this plan, it is likely that the Company will originate few, if any, asset based commercial loans in the future.

At March 31, 1996, the Company had no outstanding unfunded loan commitments.

During the nine months ended March 31, 1996 and 1995, the Company used $4.5 million and $2.4 million, respectively, in operating activities, before any activities in trading securities. As at March 31, 1996, the Company had $14.5 million in cash and cash equivalent, and $10.7 million in marketable securities, most of which are highly liquid investment grade bonds. There was one new loan approved but no new loans committed during the current period, and the Company proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. Therefore, subject to the contingencies described in the foregoing paragraphs, the Company anticipates that its cash and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Company's debt costs and cover the day-to-day general and administrative expenses during the ensuing 12 months.

FINANCE RECEIVABLES

The Company's loan portfolio at March 31, 1996 aggregated $22.3 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from 11 borrowers. The portfolio is comprised of loans with principal amounts due from individual borrowers ranging from $0.4 million to $4.2 million, and the average principal outstanding per borrower is approximately $2.0 million. The largest industry concentrations, as a percentage of finance receivables outstanding at March 31, 1996, are energy (two borrowers totaling 32.7%), environmental clean-up (two borrowers totaling 29.1%), electronics (one borrower totaling 9.5%) and venture capital (two borrowers totaling 12.6%). No other industry classification represents more than 10.0% of finance receivables.

The Company designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier, if the Company has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection). Non-performing loans have a significant negative effect on the Company's interest margin, as the Company does not realize income on these loans, but does incur holding costs (primarily interest expense). At March 31, 1996, loans to five borrowers, who had finance receivables totaling $15.3 million, representing 68.6% of the outstanding portfolio, had been classified as non-performing. Four of these borrowers, who had non-performing finance receivables totaling $5.2 million, representing 23.5% of the outstanding portfolio, had filed voluntary petitions for bankruptcy protection. The Company also had additional non-performing finance receivables totaling $2.8 million, 12.3% of the Company's portfolio, due

FORM 10-QSB
QUARTERLY REPORT - PAGE 12
from the parent of one of the entities which had filed for bankruptcy protection. The parent company had distinct operations from its subsidiary in an unrelated business but, in February 1995, effectively ceased its operations.

During the nine months ended March 31, 1996, one loan in the amount of $3.0 million to Beta Well Service Inc. ("Beta") was newly designated as non-performing, one loan to American Blood Institute, Inc. ("ABI") in the amount of $1.3 million, which was previously designated as non-performing, was brought into compliance, such that the Company redesignated it as performing, and one loan to Statordyne Corporation in the amount of $1.0 million was repaid in full on February 5, 1996.

In November 1995, the Company declared events of default for failure to comply with certain loan covenants with respect to its loan to Beta and, as a consequence, demanded immediate repayment of all principal and interest. In connection with this action, the Company terminated the remaining $7.0 million of its unfunded loan commitment to Beta. Beta has disputed the Company's actions and has not repaid the principal and interest owing to the Company. Beta is a publicly traded company headquartered in Calgary, Alberta, Canada and is primarily engaged in oil well service, oil production, and oil field equipment manufacturing. At March 31, 1996, finance receivables owed by Beta totaled $3.1 million. At the time of the Company's first advance to Beta in February 1994, Conversion Industries Inc. ("Conversion"), the Company's former parent, had a 9% ownership interest in Beta and had in excess of a 47% ownership interest in the Company (as of October 1994, Conversion no longer had any ownership interest in the Company). The Company believes that another lender to Beta has a security position in most of Beta's assets and, therefore, the recovery from Beta is uncertain. The Company's loan is personally guaranteed by Beta's chairman, who has pledged 300,000 shares of Beta common stock to collateralize his guaranty. The Company has notified the guarantor of the default, demanded immediate repayment in accordance with the guaranty, and informed the guarantor that the Company may sell the pledged shares at any time after December 4, 1995 (as of May 10, 1996, none of the pledged shares have been sold by the Company). The Company has initiated proceedings against Beta and the guarantor with respect to the outstanding principal and interest. Beta has responded to the Company's actions by alleging damages from the Company's refusal to fund, and the subsequent withdrawal of, the remaining $7.0 million unfunded loan commitment. As provided by the terms of the loan agreement, the Company and Beta are preparing to enter into a formal arbitration process.

In January 1996, the Company reached an agreement with the management of ABI and its creditors' committee, whereby the Company received $0.6 million in cash and a note for $1.2 million in connection with ABI's reorganization. The note is payable in equal quarterly instalments over 3.5 years and is secured with essentially the same collateral that the Company held for its previous loans to ABI. Interest on the new note is payable monthly in arrears at 14.0%. ABI's reorganization plan was confirmed by the bankruptcy court on January 24, 1996 and the Company received its $0.6 million cash payment on February 6, 1996.

During the nine months ended March 31, 1996, loans to four borrowers which were previously designated as non-performing at both June 30, 1995 and September 30, 1995, with finance receivables totaling $8.4 million and $8.2 million, respectively, were settled through either the sale of the underlying collateral or the sale of the loans themselves. The four borrowers are:
Joseph Land Group, Inc.; Bratcher Industries, Inc.; North American Recycling Systems, Inc.; and EIA Technologies. The Company had established specific reserves totaling $5.6 million in connection with these loans as of both June 30, 1995 and September 30, 1995, and the total ultimate charge-off during the nine months ended March 31, 1996 in connection therewith was $5.6 million. No similar transactions occurred during the quarter ended March 31, 1996.

FORM 10-QSB
QUARTERLY REPORT - PAGE 13

The remaining non-performing loans as at March 31, 1996 and June 30, 1995 are as follows:


                                                 Outstanding Finance Receivables
                                                --------------------------------
                                                March 31, 1996     June 30, 1995
                                                --------------     -------------
                                                         (in thousands)

American Blood Institute, Inc.                    $       n/a       $     1,346
Clean-Up Technology, Inc. and subsidiaries              3,538             3,634
Conversion Industries Inc.                              2,349             2,150
Enviropur Waste Refining and Technology, Inc.           4,210             4,158
Heartland, Inc.                                         2,110             2,009
Beta Well Service Inc.                                  3,079               n/a
Statordyne Corporation                                      -             1,037
                                                  -----------       -----------
                                                  $    15,286       $    14,334
                                                  ===========       ===========


The Company maintains an allowance for credit losses at an amount estimated to cover potential losses on finance receivables which have experienced an event of impairment or for which collection of outstanding principal and interest has become doubtful. Amounts deemed to be uncollectible are charged off against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on the Company's evaluation of numerous factors, including the adequacy of the collateral securing the loans, the operating environments of the various borrowers and the historical experience of the various borrowers' management, and reflects the Company's best estimate of the necessary level of the allowance for credit losses. The activity with regard to the allowance for credit losses during the quarter and nine months ended March 31, 1996 is as follows:

                                                    Quarter        Nine Months
                                                    -------        -----------
                                                        (in thousands)

Balance, beginning of period                      $     7,103     $    14,716
Increased (decrease) in provision                         200          (1,328)
Charge-offs                                                 -          (6,085)
                                                  -----------     -----------
Balance, end of period                            $     7,303     $     7,303
                                                  ===========     ===========


On July 1, 1995, the Company adopted the Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("FASB No. 114"). If the Company had elected to adopt FASB No. 114 for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Company's June 30, 1995 allowance for credit losses.

Under the provisions of FASB No. 114, when a loan is impaired as defined in the statement, a lender shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has adopted a measurement method on a loan-by-loan basis. By definition, the Company's non-performing loans are impaired. A specific reserve is established for each impaired loan equal to the amount by which the Company's recorded investment in the loan exceeds the net present value of the loan determined in accordance with FASB No. 114.


FORM 10-QSB
QUARTERLY REPORT - PAGE 14

The following tables summarize the Company's specific reserves for credit losses prepared in accordance with FASB No. 114 as at March 31, 1996 and July 1, 1995.

                                 MARCH 31, 1996
                             (dollars in thousands)

                                                            Total future          Total related                 Specific
                                                            expected cash             costs          Net        reserve
                                    # of      Recorded     collections, net        expected to     present     under FASB
                                    loans    investment   of related costs(1)   be incurred(1)(2)   value       No. 114
                                    -----    ----------   -------------------   -----------------  -------     ----------

IMPAIRED LOANS
Collateral dependant(3):
   Bankruptcy or ceased to operate   1         $  2,349       $    708              $    125        $    632    $  1,717
   Continuing to operate             2            7,289          6,482                   400           5,170       2,119

Future cash flows:
   Bankruptcy or ceased to operate   2            5,648          5,145                   405           2,903       2,745
   Continuing to operate             -                -              -                     -               -           -
                                    --         --------       --------              --------        --------    --------
Subtotal                             5           15,286       $ 12,335              $    930        $  8,705    $  6,581
                                                              ========              ========        ========
UNIMPAIRED LOANS                     6            6,993                                                              722(4)
                                    --         --------                                                         --------
Grand total                         11         $ 22,279                                                         $  7,303
                                    ==         ========                                                         ========


                                  JULY 1, 1995
                             (dollars in thousands)

                                                               Specific
                                                               reserves
                                        # of     Recorded     under FASB
                                        loans   investment      No. 114
                                        -----   ----------    ----------

IMPAIRED LOANS
Collateral dependant(3):
   Bankruptcy or ceased to operate       4       $  4,900     $  1,857
   Continuing to operate                 3          9,946        2,873

Future cash flows:
   Bankruptcy or ceased to operate       4          8,789        4,977
   Continuing to operate                 1          5,253        3,663
                                        --       --------     --------
Subtotal                                12       $ 28,888     $ 13,370
UNIMPAIRED LOANS                         5         11,371        1,346(4)
                                        --       --------     --------
Grand total                             17       $ 40,259     $ 14,716
                                        ==       ========     ========





FORM 10-QSB
QUARTERLY REPORT - PAGE 15

                                          Specific       General        Total
                                           Reserve       Reserve       Reserve
                                          --------       -------       -------

CHANGES IN RESERVE
For nine months ended March 31, 1996:
   Balance as at July 1, 1995             $  13,370      $   1,346    $  14,716
   Increase (decrease) in provision          (1,349)            21       (1,328)
   Charge-offs                               (5,440)          (645)      (6,085)
                                          ---------      ---------    ---------

   Balance as at March 31, 1996           $   6,581      $     722    $   7,303
                                          =========      =========    =========

For three months ended March 31, 1996:
   Balance as at January 1, 1996          $   6,139      $     964    $   7,103
   Increase (decrease) in provision             442           (242)         200
   Charge-offs                                    -              -            -
                                          ---------      ---------    ---------

   Balance as at March 31, 1996           $   6,581      $     722    $   7,303
                                          =========      =========    =========

- - --------------

Notes:

1. The estimate of expected cash flows represents the Company's best estimate based on reasonable and supportable assumptions and projections. The period over which future expected net cash collections will occur is .75 of a year for loans that are collateral dependant and the borrower is bankrupt or has ceased to operate, 3 years for loans that are collateral dependant and the borrower is continuing to operate and 4.25 years for loans which may generate future cash flows and the borrower is bankrupt or has ceased to operate.

2. These amounts represent future costs to be incurred in connection with the sale of collateral and/or the collection of the loans, and have been subtracted from the net future expected cash collections.

3. The fair market value of the collateral represents the amount that the Company reasonably expect to receive in an arm's length sale between a willing buyer and a willing seller. For marketable securities, the current quoted price is used. For receivables, inventory and equipment, relevant market sources are used when reliable information is provided. A normal price adjustment is provided if a forced or liquidation sale is probable. No appraisals have been used for the valuation of collateral.

4. The general reserve is determined in accordance with FASB Statement No. 5 on a pool of unimpaired loans.

FORM 10-QSB
QUARTERLY REPORT - PAGE 16

                    PART II.  FINANCIAL INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 1995, the Company was added as a defendant in Hudson v. Conversion Industries, Inc., et al, United States District Court for the Central Distract of California. The lawsuit is a putative class action brought under the federal securities laws. The lawsuit alleges that Conversion, certain officers and directors of Conversion (including Donald B. Clark, Randall M. Gates, John
P. McGrain and David A. Rapaport, all of whom were formerly officers and/or directors of the Company), Coopers & Lybrand L.L.P. (Conversion's and the Company's former outside auditors) and the Company engaged in acts intended to artificially inflate the price of Conversion's stock. Among other things, the Company is alleged to have participated in this scheme by making loans to companies affiliated with Conversion, by acquiescing in Conversion's failure to consolidate the Company's results into Conversion's financial statements, and by failing to disclose the Company's purported intent to defraud Conversion's shareholders. The lawsuit further alleges that the Company controlled Conversion. In January, 1996, the Company reached a settlement, subject to court approval, of all claims without an admission of liability. This settlement was subsequently reopened and the Company is currently renegotiating its terms with respect to the non-cash payments.

In January 1996, the Company initiated proceedings against Beta and its chairman, a guarantor, with respect to outstanding principal and interest on a loan in the amount of approximately $3 million. Beta has responded by alleging damages from the Company's refusal to fund, and the subsequent withdrawal of, the remaining $7.0 million unfunded loan commitment. See "FINANCE RECEIVABLES."

The Company is involved in various other claims and matters of litigation arising in the ordinary course of its business, including collection and related actions convening delinquent loans made by the Company. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEMS 2-5.  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                       Description
- - ------                       -----------
  27    Article 5 - Financial Data Schedule for 3rd Quarter 1995 - Form 10-QSB


(b)  Reports on Form 8-K.

   None.

FORM 10-QSB
QUARTERLY REPORT - PAGE 17

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 10, 1996


                               CVD FINANCIAL CORPORATION


                               By:      /s/ Michael J. Smith
                                   --------------------------------------------
                                   Michael J. Smith, President, Chief Executive
                                   Officer and Chief Financial Officer




FORM 10-QSB
QUARTERLY REPORT - PAGE 18

                                 EXHIBIT INDEX



Exhibit Number                                 Description
- - ----------------                               -----------
   27                Article 5 -  Financial Data Schedule for 3rd Quarter 1995 -  Form 10-QSB


FORM 10-QSB
QUARTERLY REPORT - PAGE 19