Form 10QSB/A
period 1995-12-31
CVD FINANCIAL CORP
filed 1996-06-27
CIK 906549

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                             Washington, D.C.   20549

                                                   FORM 10-QSB/A
                                                  Amendment No. 2

(Mark One)

                                      ---
X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1995 or


___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                    EXCHANGE ACT

        For the transition period from _________ to __________


        Commission file number:  1-12212

                          CVD  FINANCIAL  CORPORATION
                          (Exact Name of Registrant as
                            Specified in Its Charter)


              DELAWARE                           95-4426690
   (State or Other Jurisdiction of           (I.R.S.  Employer
    Incorporation or Organization)            Identification No.)

      400 Burrard Street, Suite 1290
    Vancouver, British Columbia,  Canada            V6C 3A6
(Address of  Principal  Executive Offices)         (Zip Code)

                             (604) 683-5312
              (Registrant's  Telephone  Number,  Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                      Outstanding at February 9, 1996
       Common Stock, $0.01                       2,718,600
           par value

Transitional Small Business Disclosure Format (check one): Yes      No   X



                                          PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

                                             CVD FINANCIAL CORPORATION
                                             Condensed Balance Sheets

                                                      ASSETS
                                                                                          December 31, 1995      June 30, 1995
CASH AND CASH EQUIVALENTS .............................................................   $12,562,000          $12,145,000

FINANCE RECEIVABLES,  net of
   allowance for credit losses of $7,103,000
   and $14,716,000, respectively ......................................................    18,308,000           25,112,000

OTHER RECEIVABLE ......................................................................     1,020,000               --

DEFERRED DEBT ISSUANCE COSTS, net
   of accumulated amortization of $478,000
   and $376,000, respectively .........................................................     2,143,000            2,242,000

INVESTMENTS ...........................................................................     7,371,000              453,000

OTHER ASSETS ..........................................................................       541,000              538,000
                                                                                           -----------          -----------

                                                                                          $41,945,000          $40,490,000
                                                                                          ===========          ===========

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bonds Payable, net of bonds held in
   treasury of $2,963,000 and $2,719,000,
   respectively, in principal amount .................................................   $ 42,037,000         $42,281,000
Interest Payable .....................................................................      1,892,000           1,955,000
Accounts Payable and Accrued Liabilities .............................................        876,000             404,000
										                                                                   	             -----------         -----------
                                                                                           44,805,000          44,640,000
                                                                       										          ===========         ===========

SHAREHOLDERS' DEFICIT:
Preferred Stock, $0.01 par value, 5,000,000 shares
   authorized, no shares issued and outstanding ......................................           --              --
Common Stock, $0.01 par value, 10,000,000 shares
   authorized, 4,264,000 shares and 4,264,000 shares,
   respectively, issued and outstanding ..............................................         43,000              43,000
Additional Paid-In Capital ...........................................................     17,767,000          17,767,000
Accumulated Deficit ..................................................................    (17,614,000)        (18,904,000)
                                                                                          ------------        ------------
                                                                                              196,000          (1,094,000)
Less -- 1,545,400 and 1,545,400, respectively,
      shares held as treasury stock ..................................................     (3,056,000)         (3,056,000)
                                                                                       	 ------------         -----------
   Total shareholders' deficit .......................................................     (2,860,000)         (4,150,000)
									                                                                                ------------         -----------

                                                                                         $ 41,945,000        $ 40,490,000
                   							                                                         		    ============        =============

                      See accompanying Notes to Condensed Financial Statements



                                             CVD FINANCIAL CORPORATION

                                        Condensed Statements of Operations


                                                           For the                    For the
                                                           Six Months Ended       Six Months Ended
                                                           December 31, 1995      December 31, 1994

INTEREST AND LOAN FEE INCOME ..........................   $  1,504,000         $  2,954,000
GAIN ON SALE OF INVESTMENTS ...........................      1,022,000                 --
UNREALIZED HOLDING GAINS (LOSS) .......................        757,000             (71,000)
                                                 							  ------------         ------------
      Total revenues ..................................      3,283,000            2,883,000
							                                                   ------------         ------------
COSTS AND EXPENSES:
Interest ..............................................      1,996,000            2,682,000
Provision For Credit Losses ...........................     (1,528,000)           7,978,000
General and Administrative ............................      1,642,000              503,000
                                                          ------------	        ------------
      Total costs and expenses ........................      2,110,000           11,163,000
                                                							   ------------	        ------------

OPERATING INCOME (LOSS) ...............................      1,173,000           (8,280,000)

INCOME TAXES ..........................................          1,000            --
                                                 							  ------------         -------------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN
   AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE .....................      1,172,000           (8,280,000)

EXTRAORDINARY GAIN ON EARLY
   EXTINGUISHMENT OF DEBT .............................        118,000              527,000

CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE ...............................           --                190,000
                                                          ------------          ------------


NET INCOME (LOSS) .....................................   $  1,290,000         $ (7,563,000)
                                                          ============          ============


INCOME (LOSS) PER SHARE:
Income (Loss)  Before Extraordinary Gain and Cumulative
   Effect of a Change in Accounting Principle .........   $       0.43         $      (3.12)
Extraordinary Gain ....................................           0.04                 0.20
Cumulative Effect of a Change
   in Accounting Principle ............................           --                   0.07
 							                                                   -----------	        ------------

NET INCOME (LOSS) .....................................   $       0.47         $      (2.85)
							                                                    ===========         ============

Weighted Average Number of
   Shares Outstanding .................................      2,718,600            2,657,776
							                                                    ===========          ============


                    See accompanying Notes to Condensed Financial Statements.

                                             CVD FINANCIAL CORPORATION

                                        Condensed Statements of Operations


                                                          For the                    For the
                                                          Three Months Ended         Three Months Ended
                                                          December 31, 1995          December 31, 1994
                                                          --------------------       ------------------

INTEREST AND LOAN FEE INCOME .........................   $   688,000                 $1,564,000
GAIN ON INVESTMENTS ..................................     1,022,000                  --
UNREALIZED HOLDING GAINS (LOSS) ......................       757,000                   (262,000)
							                                                   ----------		                ---------
      Total revenues .................................     2,467,000                  1,302,000
							                                                   ----------                  ---------
COSTS AND EXPENSES:
Interest .............................................       993,000                  1,325,000
Provision For Credit Losses ..........................    (1,528,000)                 7,228,000
General and Administrative ...........................       951,000                    238,000
							                                                   ----------                  ---------
      Total costs and expenses .......................       416,000                  8,791,000
  							                                                 ----------		                ---------

OPERATING INCOME (LOSS) ..............................     2,051,000                 (7,489,000)

INCOME TAXES .........................................         1,000                    190,000
							                                                   ----------   		             ---------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN
   AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE ....................     2,050,000                 (7,679,000)

EXTRAORDINARY GAIN ON EARLY
   EXTINGUISHMENT OF DEBT ............................       118,000                    355,000

CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE ..............................          --                       80,000
							                                                   ----------                  ---------

NET INCOME (LOSS) ....................................   $ 2,168,000                 (7,244,000)
							                                                   ==========                  =========

INCOME (LOSS) PER SHARE:
Income (Loss) Before Extraordinary Gain and Cumulative
   Effect of a Change in Accounting Principle ........   $      0.76                $     (3.44)
Extraordinary Gain ...................................          0.04                       0.16
Cumulative Effect of a Change
   in Accounting Principle ...........................          --                         0.04
							                                                    ----------                 ----------

NET INCOME (LOSS) ....................................   $      0.80                $     (3.24)
							                                                   ==========		                ==========

Weighted Average Number of
   Shares Outstanding ................................     2,718,600                  2,234,827
							                                                   ==========                 ==========


                   See accompanying Notes to Condensed Financial Statements.


                                             CVD FINANCIAL CORPORATION

                                        Condensed Statements of Cash Flows

                                                                                          For the Six         For the Six
                                                                                          Months Ended        Months Ended
                                                                                          December 31, 1995   December 31, 1994
                                                                                          -----------------   -------------
OPERATING ACTIVITIES:
Net Income (loss) ......................................................................   $  1,290,000     $(7,563,000
Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities - -
      Extraordinary gain on early extinguishment of debt ...............................       (118,000)       (527,000)
      Cumulative effect of a change in accounting principle ............................           --          (190,000)
      Provision for credit losses ......................................................     (1,528,000)      7,978,000
      Unrealized holding gains .........................................................       (757,000)         71,000
        Gain on sales of investments ...................................................     (1,022,000)           --
      Amortization of deferred debt issuance costs .....................................        102,000         103,000
      (Increase) decrease in interest receivable .......................................        144,000        (650,000)
      Decrease in commitment fees ......................................................        178,000         (16,000)
      Increase in other assets .........................................................       (667,000)       (241,000)
      Decrease in interest payable .....................................................        (64,000)        332,000
      Increase (decrease) in accounts payable
        and accrued liabilities ........................................................        472,000        (153,000)
											                                                                                  -----------	      ---------

                                                                                             (1,970,000)       (856,000)

Purchases of trading securities ........................................................     (7,612,000)           --
Proceeds from sales of trading securities ..............................................      1,409,000            --
											                                                                                 -----------       ---------
         Net cash used by operating activities .........................................     (8,173,000)       (856,000)


INVESTING ACTIVITIES:
Advances On Finance Receivables ........................................................       (133,000)    (21,360,000)
Payments Received On Finance Receivables ...............................................      8,849,000       9,967,000
											                                                                                  ----------      ----------
         Net cash provided (used) by investing activities ..............................      8,716,000     (11,393,000)
											                                                                                  ----------      ----------

FINANCING ACTIVITIES:
Purchases of Treasury Bonds ............................................................       (126,000)     (1,020,000)
Purchases of Treasury Stock ............................................................           --          (146,000)
											                                                                                  ----------      ----------
         Net cash (used) by financing activities .......................................       (126,000)     (1,166,000)
											                                                                                  ----------      ----------

         Net increase (decrease)  in cash and cash equivalents .........................        417,000     (13,415,000)

CASH AND CASH EQUIVALENTS,
      beginning of period ..............................................................     12,145,000      20,461,000
											                                                                                  ----------      ----------
CASH AND CASH EQUIVALENTS,
      end of period ....................................................................   $ 12,562,000    $  7,046,000
											                                                                                  ==========      ==========
Cash Paid During the Period for:
   Interest expense ....................................................................   $  1,957,000    $  2,246,000
   Income taxes ........................................................................   $      1,000    $    117,000
											                                                                                  ==========      ==========


                                             CVD FINANCIAL CORPORATION

                                      Notes to Condensed Financial Statements
                                                 December 31, 1995


Note 1.  Basis of Presentation

In accordance with Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission, the financial statements and accompanying notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. These condensed financial statements and accompanying notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto contained in the Company's Form 10-KSB Annual Report for the fiscal year ended June 30, 1995.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1995, and the results of its operations and changes in its financial position for the six months ended December 31, 1995 and 1994. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Certain reclassification have been made to the prior period's financial statements to conform to the current period's presentation.

The financial statements have been prepared by management in conformity with generally accepted accounting principals which contemplate continuation of an entity as a going concern. CVD Financial Corporation ("Company") incurred net losses of $16,845,000 and $2,059,000 for the years ended June 30, 1995 and 1994, respectively. For the six months ended December 31, 1995, the Company generated a net income of $1,290,000. As of December 31, 1995, the Company had incurred cumulative losses since its inception of $17,614,000 and had a net shareholders' deficit of $2,860,000 (See Note 2).

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefor be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.


Note 2.  Bonds Payable

The Company is required under its Bond indenture to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1. The Company has not been in compliance with this provision since March 31, 1995. As of December 31, 1995, the Company has a shareholders' deficit of $2,860,000 and fails to meet the minimum required tangible net worth of $2,987,000 by $5,847,000. As a result of the Company's failure to satisfy the net worth ratio requirement, the trustee under the Bond indenture, acting on behalf of all holders of the Bonds or at the request of holders of at least 25 percent of the principal amount of the outstanding Bonds, is entitled to exercise certain remedies, including the declaration of a default under the Bond indenture and the making of a demand that the Bonds be immediately paid in full if the net worth ratio is not cured within 90 days after receipt of notice of the event of default. As of February 9, 1996, no event of default has been declared.

The Company did not make its semi-annual Bond interest payment due on July 25, 1995 until August 22, 1995. The delinquent payment did not result in an event of default as the payment was made within the 30 day cure period provided for under the terms of the Bond indenture.

The Company did not make its semi-annual Bond interest payment due on January 25,1996. On February 9, 1996, the Company announced that it will pay the interest on February 20, 1996, which is made within the 30 day cure period provided for under the terms of the Bond indenture, and thus, will not result in an event of default.

Note 3.  Adoption of Accounting Standard Regarding Impaired Loans

In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The statement is effective for fiscal years beginning after December 15, 1994, and thus, is effective for the Company beginning on July 1, 1995. However, if the Company had elected to adopt the statement early for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Company's June 30, 1995 allowance for credit losses.

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

The  Company   continues  to  apply  FASB   Statement  No.  5  "Accounting   for
Contingencies" to provide an allowance on a pool of unimpaired loans.

As of December 31, 1995, the Company has identified impaired finance receivables with a recorded investment totalling $20,362,000 and has established a specific allowance for credit losses totalling $6,139,000 in connection therewith. The activity with regard to the allowance for credit losses during the quarter and six months ended December 31, 1995 is as follows:


                                                              Quarter           Six Months
         Balance, beginning of period                         $14,616,000       $14,716,000
         Reduction  in provision                               (1,528,000)       (1,528,000)
         Charge-offs                                           (5,985,000)       (6,085,000)
                                                              -------------     ------------

         Balance, end of period                               $ 7,103,000      $  7,103,000
                                                              =============     ============

         Consisted of:
           Specific allowance under FASB statement No. 114                      $  6,139,000
           General allowance under FASB statement No. 5                              964,000
                                                                                -------------
                                                                                $  7,103,000
										                                                                      =============

The following table summarized the calculation of net receivables as at December
31, 1995:
           Total recorded investments in loans                                                  $26,111,000
              Less:  reimbursable costs
              and deferred loan fees                                                                700,000
                                                                                                 ----------
           Finance receivable, gross                                                             25,411,000
              Less:  allowance for credit losses                                                  7,103,000
    										                                                                                   ----------

           Finance receivable, net                                                              $18,308,000
												                                                                                     ==========


Note 4.  Reimbursable Costs

Reimbursable costs represent out-of-pocket disbursements in connection with review, approvals and collections of loans, and are to be reimbursed by borrowers in accordance with the terms of the loans. The reimbursable costs are included in other assets, but form part of recorded investment in the loan. Any uncollectible amount, which is determined in accordance with either FASB
Statements 5 or 114, whichever is applicable, is included in the allowance for credit losses.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.


Results of Operations - Six Months Ended December 31, 1995

For  the  six  months  ended  December  31,  1995,  CVD  Financial   Corporation
("Company")   reported  net  income  of   $1,290,000,   after   recognizing   an
extraordinary  gain on the early  extinguishment  of debt of  $118,000.  The net income in the current  period is primarily due to (i) reduction in the provision for credit  losses of $1.5  million and (ii)  investment  gains  totalling  $1.7
million.   Such  higher  income  was  offset  in  part  by  higher  general  and administrative  expenses incurred during the current period. The net loss in the comparative  period in 1994 was $7,563,000,  after  recognizing an extraordinary gain on the early  extinguishment of debt of $527,000 and a $190,000 gain on the cumulative effect of a change in accounting principle.

Interest  and loan fee income  decreased to  $1,504,000  in the six months ended
December 31, 1995, from $2,954,000 in the comparative period. The Company's loans generally earn interest at a major bank's ("Bank") prime rate (8.5% and 8.5% at December 31, 1995 and 1994, respectively) plus 5.00% to 7.00%. The
Bank's  prime rate  decreased  from 9.00% to 8.50%  during the six months  ended
December 31, 1995 as compared to increasing from 7.25% to 8.50% during the quarter ended December 31, 1994. The $1,450,000 decrease in interest and loan fee income is primarily the result of a lesser dollar amount of performing loans offset in part by higher interest rates during the six months ended December 31, 1995 as compared to the comparative period in 1994.

As a  result  of the  Company's  implementation  on  July 1,  1994 of  Financial
Accounting  Standard No. 115,  "Accounting  for Certain  Investments in Debt and
Equity Securities," the Company recognized $71,000 in unrealized holding losses and a gain of $190,000 from the cumulative effect of a change in accounting principle during the six months ended December 31, 1994 in connection with certain warrants the Company's holds to acquire shares of common stock of its various borrowers. FASB Statement No. 115 requires the Company to recognize in the income statement any change in the fair value of its investments in trading securities. During the six months ended December 31, 1995, the Company recognized $757,000 in unrealized holding gains, most of which were realized in the quarter ended March 31, 1996. The Company does not anticipate that it will recognize significant unrealized holding gains or losses in future periods. The
Company realized a total gain on sale of investments of $1,020,000, of which $960,000 was attributable to the sale of warrants received from a borrower.

Interest expense  decreased to $1,996,000 in the six month period ended December
31, 1995, from $2,682,000 in the comparative period in 1994. The $686,000 decrease results primarily from the lower minimum interest rate (9.00% per annum and 12.00% per annum for the six months ended December 31, 1995 and 1994, respectively) being used to accrue interest on the Company's 15 Year Variable
Rate Bonds ("Bonds").

Provision for credit  losses was reduced by $1,528,000  for the six months ended
December 31, 1995, as compared to a provision of $7,978,000 for the comparative period. The allowance for credit losses was $7,103,000 and $9,811,000 as at December 31, 1995 and 1994, respectively.

General and administrative expenses were $1,642,000 and $503,000 for the six months ended December 31, 1995 and 1994, respectively. The $1,139,000 increase is due primarily to higher legal fees incurred in the first half of fiscal 1996 as compared to the first half of fiscal 1995. The general and administrative expenses in 1995 also included the settlement costs of $250,000 for a class action involving the Company and others. (See Item 1 under Part 2--Legal
Proceedings)

The Company incurred operating income of $1,173,000 and operating loss of $8,280,000 for the six months ended December 31, 1995 and 1994, respectively.

No income tax provision was recognized in the six months ended December 31, 1995, except for the payment of minimum tax of $1,000. The provision for income taxes on the current period's income was eliminated by the net operating loss carried forward from the prior periods. The deferred tax benefit on these net operating loss carried forwards were not recognized in prior periods because there was no assurance that they would be realized.

As discussed under "Liquidity and Capital Resources," during the six months ended December 31, 1994, the Company repurchased $1,641,000 in principal amount of its Bonds. As a result of these repurchases, the Company recognized $527,000 of extraordinary gains on the early extinguishment of debt during the first quarter of fiscal 1995. The Company repurchased $244,000 in principal amount of its Bonds during the current period, recognizing $118,000 income.

Results of Operations - Three  Months Ended December 31, 1995

For the three months ended December 31, 1995, the Company reported net income of $2,168,000, after recognizing an extraordinary gain on early extinguishment of debt of $118,000. The net income in the current quarter is primarily due to (i) reduction in the provision for credit losses of $1.5 million and (ii) investment gains totalling $1.7 million. Such higher income was offset in part by higher general and administrative expenses incurred during the current quarter. During the comparable quarter in 1994, the Company incurred a net loss of $7,244,000 after recognizing an extraordinary gain on the early extinguishment of debt of $355,000 and a $80,000 gain on the cumulative effect of a change in accounting principle.

Interest  and loan fee income  decreased  to $688,000 in the three  months ended
December 31, 1995, from $1,564,000 in the comparative quarter. The Company's loans generally earn interest at a major bank's ("Bank") prime rate (8.5% and 8.5% at December 31, 1995 and 1994, respectively) plus 5.00% to 7.00%. The
Bank's  prime rate  decreased  from  8.75% to 8.50%  during  the  quarter  ended
December 31, 1995 as compared to increasing from 7.75% to 8.50% during the quarter ended December 31, 1994. The $876,000 decrease in interest and loan fee income is primarily the result of a lesser dollar amount of performing loans offset in part by higher interest rates during the quarter ended December 31, 1995 as compared to the comparative quarter in 1994.

As a  result  of the  Company's  implementation  on  July 1,  1994 of  Financial
Accounting  Standard No. 115,  "Accounting  for Certain  Investments in Debt and
Equity Securities," the Company recognized $757,000 in unrealized holding gains and $262,000 in unrealized holding losses during the current quarter and comparative quarter, respectively. The Company realized a total gain on investments of $1,022,000, of which $960,000 was attributable to the sale of warrants received from a borrower.

Interest expense decreased to $993,000 in the current quarter from $1,325,000 in the comparative quarter. The $332,000 decrease results primarily from the lower minimum interest rate (9.00% per annum and 12.00% per annum for the quarters ended December 31, 1995 and 1994, respectively) being used to accrue interest on the Company's 15 Year Variable Rate Bonds ("Bonds").

Provision for credit losses was reduced by $1,528,000 for the current quarter, as compared to a provision of $7,228,000 for the comparative quarter.

General and administrative expenses were $951,000 and $238,000 for the current and comparative quarters, respectively. The $713,000 increase is due primarily to higher legal fees incurred in the current quarter as compared to the comparative quarter. The general and administrative expenses in current quarter also included the settlement cost of $250,000 for a class action filed against the Company and others. (See Item 1 under Part 2--Legal Proceedings)

The Company incurred operating income of $2,051,000 and operating loss of $7,489,000 for the three months ended December 31, 1995 and 1994, respectively.

No income tax provision was recognized in the current quarter, except for the minimum tax. The provision for income taxes on the current quarter's income was eliminated by the net operating loss carried forward from the prior periods. The deferred tax benefit on these net operating loss carried forwards were not recognized in prior periods because there was no assurance that they would be realized. In the comparative quarter, the Company recognized a provision for income taxes of $190,000.

As discussed under  "Liquidity and Capital  Resources,"  during the three months ended December 31, 1995 and 1994, the Company repurchased $244,000 and $530,000,
respectively,   in  principal  amount  of  its  Bonds.  As  a  result  of  these repurchases, the Company recognized $118,000 and $355,000 of extraordinary gains on the early  extinguishment  of debt,  net of income taxes,  in the current and comparative quarters, respectively.

Liquidity and Capital Resources.

The Company's cash and cash  equivalents  at December 31, 1995, are  $12,562,000 which represents a increase of $417,000 since June 30, 1995.

Net cash used by operations for the six month period ended December 31, 1995 was $8,173,000 as compared to net cash used by operations of $856,000 for the comparative period ended December 31, 1994. The $7,317,000 increase in cash used by operations between the corresponding periods principally results from: (i) the purchases of investment grade bonds; (i) significantly greater legal fees paid during the current period in connection with the greater amount of nonperforming loans during the period; and (iii) as a result of a greater amount of nonperforming loans, interest income collected during the current period decreased as compared to the comparative period in 1994, contributing to this increase in cash used by operations. Offsetting these increases in cash used by operations during the fiscal 1996 period was a reduction in the amount of the Bond interest payment made during the period as compared to fiscal 1995 because of a lower rate being paid and a reduced amount of Bond principal outstanding during the fiscal 1996 period. The Company used cash to acquire investment grade corporate bonds as they provide better yields than bank deposits and are highly liquid investments as a result of an active secondary market. The Company does not intend to hold these bonds until maturity, but will liquidate these investments to supply cash as required in the conduct of the Company's business.
The Company may continue to purchase investment grade bonds to increase the yield on its cash holdings.

Cash provided by investing activities was $8,716,000 during the current period as compared to cash used by investing activities of $11,393,000 during the comparative period 1994. Lending activity during the current period in 1995 decreased significantly as compared to the comparative period in 1994 as the Company was still building its initial loan portfolio during the earlier period.
In addition, during the fiscal 1996 first half a significantly greater amount of the Company's loan portfolio was nonperforming also contributing to the reduced activity.

For the comparative period ended December 31, 1994,  $1,166,000 in cash was used by financing  activities to repurchase 78,400 shares and $1,641,000 in principal amount of the  Company's  Common  Stock and  Bonds,  respectively,  under a $4.5 million  discretionary  repurchase program established in April 1994 (the "April
Repurchase  Program").  During the current period,  the Company used $126,000 to repurchase  $244,000  in the  principal  amount of the  Company's  Bonds.  As of
December 31, 1995, the Company has  repurchased  1,190,361  shares of its Common
Stock and $2,963,000 in principal amount of its Bonds at costs of $2,219,000 and
$1,970,000  (including  $79,000 in prepaid  interest),  respectively,  under its
April  Repurchase  Program.  As of  February 9, 1996,  the Company has  $311,000
available  under the  April  Repurchase  Program  for  additional  discretionary purchases of its Common Stock and Bonds.

The Company did not make its semi-annual Bond interest payment due on July 25, 1995 until August 22, 1995. The delinquent payment did not result in an event of default as the payment was made within the 30 day cure period provided for under the terms of the Bond indenture.

The Company did not make its  semi-annual  Bond interest  payment due on January
25,1996. On February 9, 1996, the Company announced that it will pay the interest on February 20, 1996, which is made within the 30 day cure period provided for under the terms of the Bond indenture, and thus, will not result in an event of default..

The Company is required under its Bond indenture to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1. The Company has not been in compliance with this provision since March 31, 1995. As of December 31, 1995, the Company has a shareholders' deficit of $2,860,000 and fails to meet the minimum required tangible net worth of $2,987,000 by $5,847,000. As a result of the Company's failure to satisfy the net worth ratio requirement, the trustee under the Bond indenture, acting on behalf of all holders of the Bonds or at the request of holders of at least 25 percent of the principal amount of the outstanding Bonds, is entitled to exercise certain remedies, including the declaration of a default under the Bond indenture and the making of a demand that the Bonds be immediately paid in full if the net worth ratio is not cured within 90 days after receipt of notice of the event of default. As of February 9, 1996, no event of default has been declared.
     The Bond indenture also requires mandatory redemption of the Bonds in certain instances including upon a change in control of the Company which is defined in the Bond indenture to include the acquisition by any person or group
(other than by the company, or its affiliates, which originally formed the Company in 1993) of 35.0% or more of the combined voting power of the then outstanding voting securities of the Company. Based upon filings made with the Securities and Exchange Commission, the Company is aware that Gibralt Holdings
Ltd. and Ballinger Corporation ("Ballinger") own approximately 15.2% and 34.6%, respectively, of the Company's Common Stock. If there were a change in control of the Company as defined in the Bond indenture, the Company would not be able to satisfy its obligation to immediately redeem the Bonds as a result thereof and would be forced to explore all options available to it, including attempting to raise additional capital, a merger, a sale of assets, and the possibility of reorganizing under federal bankruptcy laws.

Although no event of default with regard to the Bonds has been declared and no change in control has occurred, the Company is exploring alternatives in conjunction with a restructuring of the outstanding Bonds. During the period ended December 31, 1995, the Company announced that it intended to effect an exchange offer ("Offer") with holders of the Bonds. The Company offered to exchange each $1,000 in principal amount of its Bonds, including accrued interest to date, for 472 shares of the Company's Common Stock and a warrant to acquire an additional 472 shares exercisable at $2.00 per share. On February 9, 1996, the Company announced the termination of the Offer. The reason for the termination of the Offer is because the Company is unable to issue sufficient additional common shares to complete the Offer as the Company had not held its shareholders' meeting whereat approval for the increase in authorized shares was sought. In addition, the delay in holding the shareholders' meeting had caused the January 25, 1996 interest payment to be paid prior to the completion of the proposed Offer. This and other consideration have changed the economics of the proposed transaction for the Company and its bondholders.

The Company's  management  team has  developed a business plan which  emphasizes
financial  services  and  merchant  banking   activities,   including  acquiring
controlling interests in operating companies. Under this plan, it is likely that the Company will  originate  few, if any,  asset based  commercial  loans in the future.

It is anticipated in the future that with the completion of the shareholders' meeting, which has now been scheduled for April 1996, the Company will have sufficient common shares reserved in its capital to complete a future exchange offer if it remains in the best interest of the Company. In the event that the future exchange offer and related stock sale are not completed, the Company intends to seek other methods to raise additional capital, although there can be no assurance that such capital will be available or, if available, pursuant to satisfactory terms. If the Company is unsuccessful in raising additional capital, it will explore all other options available to it including a merger, a sale of assets and the possibility of reorganizing under federal bankruptcy laws.

At December 31, 1995, the Company has no outstanding unfunded loan commitments.

During the year ended June 30,  1995 and six month  period  ended  December  31,
1995,  the Company  used $1.8  million and $2.0  million,  respectively,  in the operating  activities,  before  any  activities  in  trading  securities.  As at
December 31, 1995,  the Company had $12.6  million in cash and cash  equivalent, and $7.4  million in  marketable  securities,  most of which are  highly  liquid investment grade bonds.  There were no new loan approved or committed during the current  period,  and the  management  tried to collect  from and/or  settle and
restructure   the  loans  with  the   borrowers.   Therefore,   subject  to  the
contingencies described in the foregoing paragraphs,  the management anticipates that  the  cash  and  investment  on hand and its  expected  loan  interest  and principal collections will be sufficient to service its debt costs and cover the day-to-day  general  and  administrative  expenses  during  the  ensuing  twelve months..

Finance Receivables.

The Company's  loan  portfolio at December 31, 1995,  aggregated  $25,411,000 in finance receivables  (principal plus interest less unamortized  commitment fees)
due from 12  borrowers.  The  portfolio  is  comprised  of loans with  principal amounts due from a single  borrower  ranging from $400,000 to $4,000,000 and the average principal  outstanding per borrower is approximately  $2.1 million.  The largest industry  concentrations as a percent of finance receivables outstanding
at  December  31,  1995,   are  energy  (three   borrowers   totalling   32.5%),
environmental  clean  up  (two  borrowers  totalling  25.1%),  electronics  (one borrower  totalling 10.3%) and venture capital (two borrowers  totalling 10.2%).
No  other  industry  classification   represents  more  than  10.0%  of  finance
receivables.

CVD  designates  finance  receivables  as  nonperforming  when  interest  and/or principal payments are more than 90 days contractually  delinquent or earlier if the  Company  has  material  evidence of the  borrower's  inability  to meet its commitments  under the loan agreement  (e.g.,  the borrower files for bankruptcy protection). Nonperforming assets have a significant negative effect on interest margin since the Company  does not  recognize  income on these  loans,  but does incur holding costs (primarily interest expense). At December 31, 1995, loans to six borrowers with finance receivables totalling $14,134,000  representing 55.6%
of the  outstanding  portfolio have been  classified as  nonperforming.  Five of these borrowers with  nonperforming  finance  receivables  totalling  $7,220,000 representing 28.4% of the outstanding  portfolio have filed voluntary  petitions for bankruptcy protection. The Company also has additional nonperforming finance receivables totalling $2,757,000, 10.8% of the Company's portfolio, due from the parent of one of the entities  which has filed for  bankruptcy  protection.  The parent  company had  distinct  operations  from its  subsidiary  in an unrelated business  and in  February  1995  the  parent  company  effectively  ceased  its operations.

During the quarter and six months ended  December 31, 1995,  no loans were newly designated as  nonperforming  and no loans which were  previously  designated as nonperforming  were brought into compliance  such that the Company  redesignated them as performing. However during the quarter ended December 31, 1995, loans to four borrowers which were previously  designated as  nonperforming  at both June
30, 1995 and September 30, 1995 with finance  receivables  totalling  $8,336,000 and  $8,224,000,  respectively,  at those dates were settled  through either the sale of the underlying collateral or the sale of the loans themselves.  The four borrowers are Joseph Land Group, Inc.; Bratcher Industries, Inc.; North American
Recycling  Systems,  Inc.;  and, EIA  Technologies.  The Company had established specific reserves totalling $5,579,000 in connection with these loans as of both
June 30, 1995 and September 30, 1995,  and the total  ultimate  write off during the quarter ended December 31, 1995 in connection  therewith was $5,609,000.  No similar transactions occurred during the quarter ended September 30, 1995.

The remaining nonperforming loans at December 31, 1995 are as follows:


                                         Outstanding Finance Receivables as of --
                                    December 31, 1995                June 30, 1995
         American Blood
           Institute, Inc.          $  1,346,000                     $  1,346,000

         Clean-Up
           Technology, Inc.
           and subsidiaries             3,434,000                       3,634,000

         Conversion
           Industries Inc.              2,150,000                       2,150,000

         Enviropur Waste
           Refining and
             Technology, Inc.           4,158,000                       4,158,000

         Heartland, Inc.                2,009,000                       2,009,000

         Statordyne Corporation         1,037,000                       1,037,000
                                       ----------                    ------------

                                      $14,134,000                    $ 14,334,000
                                      ===========                    ============



In January 1996, the Company reached agreement with the management of American Blood Institute, Inc. ("ABI") and its creditors committee whereby the Company will receive $625,000 in cash and a note for $1,150,000 in connection with ABI's reorganization. The note will be payable in equal quarterly installments over
3.5 years and collateralized with essentially the same collateral that the Company now holds on its existing loans to ABI. Interest on the new note will be payable monthly in arrears at 14.00%. The plan was confirmed by the bankruptcy court on January 24, 1996 and the Company received its $625,000 cash payment on February 6, 1996.

On February 5, 1996, the Company received $1,050,000 in cash as full settlement of all amounts due from Statordyne Corporation.

In addition to the nonperforming loans, in November 1995, the Company declared events of default for failure to comply with certain loan covenants with respect to the Company's loan to Beta Well Service Inc. ("Beta") and as a consequence demanded immediate repayment of all principal and interest. In connection with this action, the Company terminated the remaining $7.0 million of its unfunded loan commitment to Beta. Beta has disputed the Company's actions and as of February 9, 1996 has not repaid the Company its principal and interest. Beta is a publicly traded company headquartered in Calgary, Alberta, Canada primarily engaged in oil well service, oil production, and oil field equipment manufacturing. At December 31, 1995, finance receivables owed by Beta total $3,064,000 and the Company made its first advance to Beta in February 1994. At the time of this first advance, Conversion Industries Inc., the Company's former parent, had a 9% ownership interest in Beta and also had in excess of a 47% ownership interest in the Company. (As of October 1994, Conversion Industries Inc. no longer had any ownership interest in the Company.) The Company believes that another lender to Beta has a security position in most of Beta's assets and hence the recovery from Beta is uncertain. The Company's loan is personally guaranteed by Beta's chairman who has pledged 300,000 shares of Beta common stock to collateralize his guaranty. The Company has notified the guarantor of the default, demanded immediate repayment in accordance with the guaranty and has informed the guarantor that the Company may sell the pledged shares at any time after December 4, 1995. (As of February 9, 1996, none of the pledged shares have been sold by the Company.) In December 1995, the Company obtained a temporary restraining order prohibiting Beta from selling any assets. Beta has responded to the Company's actions by alleging damages from the Company's failure to fund and subsequent withdrawal of the remaining $7.0 million unfunded loan commitment. As provided under the terms of the loan agreement, the Company and Beta are preparing to enter into a formal arbitration process.

The Company maintains an allowance for credit losses at an amount estimated to cover potential losses on finance receivables which have experienced an event of impairment or for which future collection of outstanding principal and interest has become doubtful. Amounts deemed to be uncollectible are charged against the allowance. Subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on management's evaluation of numerous factors including adequacy of collateral supporting the loans, the operating environments of the various borrowers and the historical experience of the various borrowers' management and reflects the Company's best estimate of the necessary level of the allowance for credit losses. The activity with regard to the allowance for credit losses during the quarter and six months ended December 31, 1995 is as follows:


                                                                Quarter         Six Months
         Balance, beginning of period                          $14,616,000       $14,716,000
         Reduction in provision                                 (1,528,000)       (1,528,000)
         Charge-offs                                            (5,985,000)       (6,085,000)
                                                              -------------     -------------

         Balance, end of period                               $  7,103,000      $  7,103,000
                                                              =============     ============

         Consisted of:
           Specific allowance under FASB statement No. 114                      $  6,139,000
           General allowance under FASB statement No. 5                              964,000
                                                                                ------------
                                                                                $  7,103,000
										                                                                      ============


On July 1, 1995, the Company adopted the Financial Accounting Standards Board's Statement No. 114, "Accounting by Creditors for Impairment of a Loan." If the Company had elected to adopt the statement early for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Company's June 30, 1995 allowance for credit losses.

Under the provisions of the statement, when a loan is impaired as defined in the statement, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has adopted a measurement method on a loan- by-loan basis. By definition, the Company's nonperforming loans are impaired. In addition, the Company has identified loans to 2 borrowers which are believed to be impaired as of December 31, 1995. A specific reserve is established for an impaired loan for the amount by which the Company's recorded investment in the loan exceeds the net present value of the loan determined in accordance with FASB Statement No. 114. The Company's recorded investment includes the amount of finance receivables plus any reimbursable costs incurred in connection with the loan. Reimbursable costs are included in other assets.

The following table summarizes the Company's December 31, 1995 specific reserves for credit losses prepared in accordance with FASB Statement No. 114.


                           --------------------------------------- DECEMBER 31, 1995 -----------------------------------------
                                                    Total future       Total related                   Specific
                                                    expected cash      costs expec-    Net            Reserve
                           # of        Recorded     collections, net   ted to be       Present        Under FAS
                           Loans      investment    of related costs(1) incurred(1)(2) Value          No. 114
                           -----      ----------    ----------------    --------       ---------      --------------
Collateral dependant(3):
   Bankruptcy or
       ceased to operate       2     $   3,761,000    $   2,380,000      $  150,000    $ 2,251,000*    $   1,815,000
  Continuing to operate        3         9,973,000       10,336,000         400,000      8,472,000*        1,583,000

Future cash flows:
  Bankruptcy or
      ceased to operate        3         6,628,000        6,423,000         505,000      3,899,000         2,741,000
  Continuing to operate        0                 0                0               0                0               0
                              --      ------------    -------------      ----------     ------------    ------------


SUBTOTAL                       8      $20,362,000    $   19,139,000      $1,055,000    $14,622,000     $   6,139,000
                                                         ==========       =========     ==========
                               4        5,749,000                                                           964,000(4)
                              --       ----------                                                        -----------

GRAND TOTAL                   12      $26,111,000                                                      $  7,103,000
                              ==       ==========                                                       ===========


                                    ----------------- JULY 1, 1995 -----------

                                                    Specific
                                                    Reserve
                           # of      Recorded       Under FAS
                           Loans     Investment     No. 114
                           -----      -------    ----------------
Collateral dependant(3):
   Bankruptcy or
       ceased to operate       4   $   4,900,000     $  1,857,000
  Continuing to operate        3       9,946,000        2,873,000

Future cash flows:
  Bankruptcy or
      ceased to operate        4       8,789,000        4,977,000
  Continuing to operate        1       5,253,000        3,663,000
                              --       ---------        ---------


SUBTOTAL                      12   $  28,888,000     $ 13,370,000
                               5      11,371,000        1,346,000(4)
                              --      ----------     ------------

GRAND TOTAL                   17    $40,259,000      $ 14,716,000
                              ==     ==========      ============


*Represents fair value of collateral


CHANGES IN RESERVE

                                                            Specific                    General        Total
                                                            Reserve                    Reserve        Reserve
For six months ended December 31, 1995:

         Balance as at July 1, 1995                   $     13,370,000                 $1,346,000     $14,716,000
         Increase (decrease) in provision                   (1,791,000)                   263,000      (1,528,000)
         Charge-offs                                        (5,440,000)                  (645,000)     (6,085,000)
                                                      ----------------                 ----------     -----------
         Balance as at December 31, 1995              $      6,139,000                 $  964,000     $ 7,103,000
                                                      ================                 ==========     ===========


For three months ended December 31, 1995:

         Balance as at October 1, 1995                $     13,270,000                 $1,346,000    $14,616,000
         Increase (decrease) in provision                   (1,791,000)                   263,000     (1,528,000)
         Charge-offs                                        (5,340,000)                  (645,000)    (5,985,000)
                                                      ----------------                 ----------    -----------
         Balance as at December 31, 1995              $      6,139,000                 $  964,000    $ 7,103,000
						                                                ================                 ==========    ===========


- ------------------
     1. The  estimate of  expected  cash flows  represents  the  Company's  best estimate based on reasonable and supportable  assumptions and  projections.  The period over which future expected net cash  collections will occur is 1 year for loans that are  collateral  dependent and the borrower is bankrupt or has ceased to operate, 3 years for loans that are collateral  dependent and the borrower is continuing  to operate  and 4.5 years for loans which may  generate  future cash flows and the borrower is bankrupt or has ceased to operate.

     2. These amounts represent future costs to be incurred in connection with the sale of collateral and/or the collection of the loans, and have been subtracted from the net future expected cash collections.

     3. The fair market value of the collateral represents the amount that the Company reasonably expects to receive in an arm's length sale between a willing buyer and a willing seller. For marketable securities, the current quoted price is used. For receivables, inventory and equipment, relevant market sources are used when reliable information is provided. A normal price adjustment is provided if a forced or liquidation sale is probable. No appraisals have been used for the valuation of collateral.

     4. The general  reserve is determined in accordance with FASB Statement No.
5 on a pool of unimpaired loans.


                                          PART 2.  FINANCIAL INFORMATION.



Item 1.           Legal Proceedings

In January 1996, the Company reached a settlement, subject to court approval, of all claims in the outstanding class action litigation without an admission of liability. The class action was originally filed on behalf of the shareholders of Conversion Industries, Inc., the Company's former parent company, in April 1995. Pursuant to the settlement, the Company will pay $250,000 and will deliver warrants for the purchase of 2,750,000 common shares exercisable at $2.00 per share for a period of 5 years.

Item 2-5.         Not applicable.


Item 6.           Exhibits and Reports on Form 8-K.

                           (a)  Exhibits.

                                None.

                           (b)  Reports on Form 8-K.

                                None.



                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  May 28, 1996


                                        CVD FINANCIAL CORPORATION

                                        By: /s/ Michael J. Smith
                                           Michael J. Smith, President,
                                           Chief Executive Officer and
                                           Chief Financial Officer