Form 10KSB
period 1996-06-30
CVD FINANCIAL CORP
filed 1996-09-30
CIK 906549

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-KSB

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended    June 30, 1996
                                         -------------
                                OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to
                                        -----    -----

                  Commission file number 1-12212

                    CVD FINANCIAL CORPORATION
          (Name of Small Business Issuer in Its Charter)

                        DELAWARE                       95-4426690
          (State or Other Jurisdiction of          (I.R.S. Employer
            Incorporation or Organization)          Identification  No.)

           400 Burrard Street, Suite # 1250
           Vancouver, British Columbia, Canada          V6C 3A6
           (Address of Principal Executive Offices)    (Zip Code)

 Issuer's Telephone Number, Including Area Code:  (604) 683-5312

  Securities registered under Section 12(b) of the Exchange Act:

                                               Name of Each Exchange on
               Title of Each Class                 Which Registered
               -------------------             ------------------------
           Common Stock $0.01 Par Value                   N/A
           15 Year Variable Rate Bonds                    N/A

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

CVD Financial Corporation's revenues for the most recent fiscal year were $7,067,000.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices on September 18, 1996 was $1,533,994. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been included although such persons may be deemed to be affiliates. In August 1995, the Company's shares of Common Stock were accepted for quotation on the NASDAQ OTC Bulletin Board.

The number of shares outstanding of the Registrant's Common Stock, as of September 18, 1996 was 2,718,600.

               DOCUMENTS INCORPORATED BY REFERENCE

         Document of the Registrant          Form 10-KSB Reference Location
         --------------------------          ------------------------------
1996 Proxy Statement to be filed within 120 days         Part III
of the end of the fiscal year ended June 30, 1996

  Transitional Small Business Disclosure Format:  Yes    No  X
                                                     ---    ---
==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                        TABLE OF CONTENTS

                                                                     PAGE
                              PART I

ITEM 1.    DESCRIPTION OF BUSINESS.....................................4

ITEM 2.    DESCRIPTION OF PROPERTY.....................................6

ITEM 3.    LEGAL PROCEEDINGS...........................................6

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........7

                             PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....7

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.........................9

ITEM 7.    FINANCIAL STATEMENTS.......................................19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE........................19

                             PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT........................................19

ITEM 10.   EXECUTIVE COMPENSATION.....................................19

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT......................................19

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............19

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...........................20

SIGNATURES............................................................43

                              PART I
                              ------

ITEM 1.  DESCRIPTION OF BUSINESS

The Company
- -----------

CVD Financial Corporation was incorporated in June 1993 pursuant to the laws of the State of Delaware and commenced operations in August 1993.

In this document, unless the context otherwise requires, the "Company" refers to CVD Financial Corporation and its subsidiaries.

General
- -------

The Company operates in the financial services segment in both the United States and Canada, engaging in investment and merchant banking activities and asset-based commercial lending. The Company's merchant banking activities include seeking controlling interests in businesses or assets which the Company believes are undervalued, and its asset-based commercial lending primarily involves the administration and realization of an existing loan portfolio comprised of loans to emerging companies.

The Company's operating strategy with respect to its commercial lending has been to provide asset-based financing to emerging companies who wish to make a public offering of securities within the near future and are seeking additional financing prior to their offering with all or a portion of the financing being repaid from the proceeds of the public offering. These companies often have adequate collateral but do not meet the overall credit standards typically required by commercial banks. As well, banks generally reduced lending to small companies as a result of legislation passed by Congress in 1991 which substantially increased the scope and cost of bank/savings and loan regulation.

The Company has made both revolving credit and term loans which are generally collateralized by accounts receivable, inventory, plant and equipment, commercial real estate, and other tangible assets. The Company has generally sought collateral coverage of 118% for accounts receivable; 200% for inventory; and 154% of liquidation value for property and equipment, commercial real estate, and other tangible assets. These represent advance rates of 85%, 50% and 65%, respectively. The Company does not generally enter into joint relationships with, actively participate in the operations of, or establish any long-term equity interests in, its borrowers, although it may do so in the future to work out certain non-performing loans.

At June 30, 1996, the Company's loan portfolio consisted of finance receivables of $19.3 million which were subject to an allowance for credit losses of $7.2 million, with no unfunded loan commitments. At such date, the portfolio was comprised of loans to nine borrowers, with the largest principal amount outstanding to any single borrower being $4.2 million and the average principal amount outstanding per borrower being $2.1 million. The loans are due over periods of one to three years. The loan portfolio consists of a diversity of borrowers (both in terms of industry and geographical location) and types of collateral, with the largest industry concentrations at June 30, 1996 being energy (two borrowers totaling 39.4%), environmental clean-up (two borrowers totaling 30.4%), and venture capital (one borrower totaling 12.4%). No other industry classification represents more than 10.0% of finance receivables.

For the year ended June 30, 1996, approximately 63.9% of the Company's revenues were from gains on investments and approximately 36.1% were from interest income and loan commitment fees charged to its borrowers. The majority of the investment gains arose as a result of the sale of shares which were converted from a loan to a borrower or were acquired from the exercise of warrants received from the borrower. At June 30, 1996, the Company held warrants to acquire approximately 6.6 million shares of common stock of 17 current and former borrowers. However, all of the warrants relating to publicly traded companies have exercise prices in excess of their respective closing share prices as at June 30, 1996. Of the foregoing warrants, approximately 4.0 million relate to nine borrowers who have filed for bankruptcy protection or have effectively ceased to operate.

The Company has recently been de-emphasizing its asset-based commercial lending as it focuses on administering and realizing its existing loan portfolio and expanding its merchant banking activities. The Company intends to seek controlling interests in businesses or operating companies as opportunities arise. The Company has not acquired any such interest to date and has not identified any opportunities as at the date hereof. The Company anticipates that substantial capital may be required to further its merchant banking activities, and anticipates that such capital will be provided from cash on hand, through the sale or exchange of assets, or through debt or equity financing. No assurance can be given that any necessary capital will be available when required.

Although the Company has currently de-emphasized making new asset-based loans, it continues to receive numerous unsolicited requests for funding from potential borrowers. As well, the Company's contacts with members of the investment community, commercial banks, lawyers, certified public accountants, consultants and other financial service companies result in numerous opportunities to identify potential borrowers. As a result, the Company's board of directors maintains a Loan Committee to evaluate loan requests from prospective borrowers and to recommend proposed loans to the full board of directors. The Company's credit investigation normally involves analysis of the prospective borrower's business, financial statements, cash flow, collateral, and certain historical data. Audits of information and operational data and independent appraisals may also be performed. As a general policy, the Company does not consider loan applications from real estate developers, leverage buyout companies, companies reorganizing under Chapter 11 of the U.S. Bankruptcy Code, or developmental stage companies.

Competition
- -----------

The Company competes against brokerage firms, investment bankers, merchant banks and other investment managers for appropriate investments. Such business is highly competitive and is subject to fluctuations based upon many factors over which the Company has no control, such as the condition of public markets, interest rates and the state of capital markets. Many of the Company's competitors are national or international companies with far greater resources, capital and access to information than the Company. As a result, the Company may become involved in transactions with more risk than if it had greater resources.

While the Company has nominally competed with commercial banks, leasing companies and asset-based lenders with respect to its asset-based lending activities, its primary competition has been venture capital firms who also invest in emerging growth companies. The Company believes the terms it offers its borrowers have in many cases been more favorable to the borrower than those offered by venture capital firms. As well, the Company believes its ability to process loans in a relatively short period of time with substantially less paperwork than required for U.S. Small Business Administration guaranteed loans has enabled it to compete effectively with commercial banks in such market.

As at June 30, 1996, the Company employed two people.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's office is located in Vancouver, British Columbia, Canada, and is leased.

ITEM 3.  LEGAL PROCEEDINGS

In April 1995, the Company was added as a defendant in Hudson v. Conversion Industries, Inc., et al, United States District Court for the Central District of California. The lawsuit is a putative class action brought under the federal securities laws. The lawsuit alleges that Conversion Industries Inc. ("Conversion"), certain officers and directors of Conversion (including Donald
B. Clark, Randall M. Gates, John P. McGrain and David A. Rapaport, all of whom were formerly officers and/or directors of the Company), Coopers & Lybrand L.L.P. (Conversion's and the Company's former outside auditors) and the Company engaged in acts intended to artificially inflate the price of Conversion's stock. Among other things, the Company is alleged to have participated in this scheme by making loans to companies affiliated with Conversion, by acquiescing in Conversion's failure to consolidate the Company's results into Conversion's financial statements, and by failing to disclose the Company's purported intent to defraud Conversion's shareholders. The lawsuit further alleges that the Company controlled Conversion. In January 1996, the Company reached a settlement of all claims without an
admission of liability, which was subsequently reopened.   In May 1996, the
Company entered into a memorandum of understanding with respect to an amended settlement of the claims without an admission of liability. Pursuant to such memorandum, the Company will pay $650,000 of which up to

$400,000 may be paid in stock that is subject to a price protection adjustment as of the date of distribution. Alternatively, the Company may, at its discretion, elect to pay the entire settlement amount in cash, in which case, if the cash is paid within six months of entering into an amended settlement agreement, the settlement amount will be reduced to $590,000, or $610,000 if paid within the subsequent three month period. The settlement is subject to Court approval. The Company has accrued $600,000 for this settlement.

In January 1996, the Company initiated proceedings against Beta Well Service Inc. ("Beta") and its chairman, a guarantor, with respect to outstanding principal and interest on a loan in the amount of approximately $3 million. Beta responded by alleging damages from the Company's refusal to fund, and the subsequent withdrawal of, the remaining $7.0 million unfunded loan commitment. The Company also initiated proceedings against Beta and its chairman with respect to a proxy dispute involving Beta's annual meeting in June 1996. In September 1996, the Company and Beta reached a settlement with respect to all outstanding matters between the parties. See Item 6. - "Finance Receivables."

The Company is involved in various other claims and matters of litigation arising in the ordinary course of its business, including collection and related actions convening delinquent loans made by the Company. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II
                             -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) Market Information. In August 1995, the Company's common stock was approved for quotation on the NASDAQ OTC Bulletin Board under the listing symbol "CVDF", and the Company's 15 Year Variable Rate Bonds (the "Bonds") became listed in the National Quotation Bureau Yellow Sheets. Certain dealers are currently making a market for the Bonds, but may discontinue such market making activities at any time without notice.

The Company's common stock and Bonds were, until June 27, 1995, traded on the American Stock Exchange ("AMEX"). Thereafter, primarily as a result of the Company's continuing losses, the AMEX maintained a trading halt in the Company's securities until the Company voluntarily delisted in October 1995.

The following table sets forth the quarterly high and low closing prices per share of the Company's common stock for the years ended June 30, 1995 and 1996, and the period ending September 18, 1996:

            Fiscal Quarter Ended             High          Low
            --------------------             ----          ---
                  1994
                  ----
               September 30                 $2.19         $1.13
               December 31                  $2.75         $0.88

                  1995
                  ----
               March 31                     $2.19         $1.63
               June 30                      $2.44         $1.00
               September 30                 $1.67         $1.00
               December 31                  $1.52         $1.25

                  1996
                  ----
               March 31                     $1.56         $1.38
               June 30                      $1.56         $1.31
               Period Ending September 18   $1.44         $1.13

Since August 1995, when the Company's common stock was approved for quotation on the NASDAQ OTC Bulletin Board, through September 18, 1996, the shares have traded with a high of $1.67 and a low of $1.00.

(b) Shareholders. As of September 18, 1996, there were approximately 39 holders of record of the Company's common stock.

(c) Dividends. The Company has not paid any dividends on its common stock and the directors do not contemplate payment of such dividends. The indenture governing the Company's Bonds (the "Bond Indenture") prohibits the payment of dividends under certain circumstances, including a default in the payment of principal or interest when due and if, after paying the dividend, the Company's ratio of liabilities to tangible net worth shall be greater than 15:1.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the year ended June 30, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations for the Year Ended June 30, 1996 Compared to the Year Ended June 30, 1995
- ---------------------------------------------------------------------------

Revenues for the year ended June 30, 1996 increased to $7.1 million from $5.4 million in the comparative period of 1995, primarily as the result of an increase in gains on investments to $4.5 million in fiscal 1996, from $80,000 in fiscal 1995. The Company recognized $57,000 in unrealized holding losses and a gain of $4.6 million on the sale of investments for the year ended June 30, 1996. The majority of the gain arose as a result of the sale of shares which were converted from a loan to a borrower or were acquired from the exercise of warrants received from a borrower. During the year ended June 30, 1995, the Company recognized $80,000 in unrecognized holding gains. Interest and loan fee income decreased to $2.6 million for the year ended June 30, 1996 from $5.3 million for the comparative period of 1995, primarily due to a reduction in the dollar amount of outstanding performing loans. The Company's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate decreased to 8.25% from 9.00% during the year ended June 30, 1996, compared to an increase to 9.00% from 7.25% during the comparative period of 1995. The weighted daily average prime rate increased to 8.52% in fiscal 1996 from 8.36% in fiscal 1995.

Costs and expenses for the year ended June 30, 1996 decreased to $5.4 million from $23.0 million in the comparative period of 1995, primarily as a result of a recovery of prior years' provisions for credit losses of $1.4 million in fiscal 1996, compared to a provision for credit losses of $16.7 million in fiscal 1995. The provision for credit losses for the year ended June 30, 1995 primarily reflected a significant deterioration of the Company's loan portfolio during the year.

Interest expense decreased to $3.9 million for the year ended June 30, 1996 from $4.7 million for the comparative period of 1995, primarily as a result of a lower minimum interest rate accrued on the Bonds. For the year ended June 30, 1996, interest was accrued at the rate of 9.00% per annum for the six months ended December 31, 1995 and 8.50% per annum for the six months ended June 30, 1996. During the comparative period of 1995, interest expense was accrued at the rate of 12.00% per annum through December 31, 1994 and 9.25% per annum thereafter through June 30, 1995.

General and administrative expenses were $2.9 million for the year ended June 30, 1996, compared to $1.5 million for the year ended June 30, 1995, primarily as the result of higher legal fees and a provision of $600,000 for settlement costs relating to a class action involving, among others, the Company. See "Item 3. Legal Proceedings".

The Company reported operating income of $1.7 million in the current period compared to an operating loss of $17.6 million for the comparative period of 1995, primarily as the result of the recovery of prior years' provisions for credit losses and the increase in gains on investments.

No income tax provision was recognized for the year ended June 30, 1996, except for the payment of a minimum tax of $1,000. The provision for income taxes on the current period's income was eliminated by the charge-off with respect to the finance receivables. The Company has deferred tax benefits with respect to net operating loss carryforwards which have not been recognized as there is no assurance that they will be realized. In the comparative period of 1995, the Company recognized an income tax benefit of $30,000.

The Company repurchased $0.2 million in principal amount of the Bonds during the current period, recognizing $0.1 million of extraordinary gains on the early extinguishment of debt. During the year ended June 30, 1995, the Company repurchased $1.0 million in principal amount of the Bonds, which resulted in the recognition of $0.5 million of income as a result thereof.

For the year ended June 30, 1996, the Company reported net income of $1.8 million, compared to a net loss of $16.8 million after recognizing the cumulative effect of a change in accounting principle of $0.2 million in the comparative period of 1995. The increase in net income in the current period was primarily attributable to (i) a recovery of prior years' provisions for credit losses of $1.4 million, and (ii) gains on investments totaling $4.5 million. Such higher income was partially offset by higher general and administrative expenses incurred during the current period.

Liquidity and Capital Resources
- -------------------------------

The Company's cash and cash equivalents at June 30, 1996, were $14.5 million, which represents an increase of $2.3 million from June 30, 1995.

Net cash used by operations for the year ended June 30, 1996 was $11.3 million, compared to net cash used by operations of $1.8 million for the comparative period of 1995, primarily as the result of: (i) the purchase of investment grade bonds; (ii) significantly higher legal fees paid during the current period; and (iii) a decrease in interest income collected during the current period, as compared to the comparative period of 1995, as a result of the reduced amount of performing loans outstanding. The increase in cash used by operations during the current period was partially offset by a reduction in the amount of the interest payments made on the Bonds during the period as compared to the comparative period of 1995, due to both a lower interest rate being paid and a reduced amount of principal outstanding on the Bonds during the current period. The Company used cash to acquire investment grade bonds as they provide better yields than bank deposits and are highly liquid investments as a result of an active secondary market.

Cash provided by investing activities was $7.8 million during the current period as compared to cash used by investing activities of $7.0 million during the comparative period of 1995. Lending activities during the year ended June 30, 1996 decreased significantly as compared to the fiscal year ended 1995, when the Company was still building its loan portfolio. In June 1996, the Company purchased $6 million of cumulative voting preferred stock in the capital of Logan International Corp.("Logan"), a real estate company located in the Pacific Northwest of the U.S.A. Certain directors and senior officers of the Company are also directors and senior officers of Logan.

Cash provided by financing activities for the year ended June 30, 1996 was $5.9 million, which consisted of proceeds of $6.0 million received from the issuance of three million variable voting cumulative preferred shares in the capital of the Company to Arbatax International Inc. ("Arbatax"), and the repurchase of Bonds of $0.1 million. Arbatax indirectly owns approximately 34.6% of the Company's common shares. During the comparative period of 1995, financing activities provided cash of $0.5 million. As of June 30, 1996, the Company had repurchased 1,190,361 shares of its common stock and $3.0 million in principal amount of the Bonds at a cost of $2.2 million and $2.0 million (including $79,000 in prepaid interest), respectively, under a $4.5 million discretionary repurchase program established in April 1994 (the "April Repurchase Program"). During the last quarter of fiscal 1996, the board of directors of the Company authorized the Company, at its discretion, to spend up to an additional $10 million to repurchase Bonds. The Company has not repurchased any shares of its common stock since June 30, 1995. For the year ended June 30, 1995, the Company expended $1.0 million to repurchase Bonds and $0.1 million to repurchase shares under the April Repurchase Program. In addition, during such period, the Company issued 715,000 shares of treasury stock to a purchaser and 25,000 of common stock upon the exercise of stock options for total proceeds of $1.6 million.

The Company did not make its semi-annual interest payments on the Bonds due July 25, 1996 and January 25, 1996 until August 22, 1996 and February 20, 1996, respectively. The delinquent payments did not result in an event of default as the payments were made within the 30 day cure period provided for under the terms of the Bond Indenture. As at the date hereof, no defaults exist under the Bonds. The next regularly scheduled interest payment date is January 25, 1997. The total principal outstanding on the Bonds at June 30, 1996 was $45.0 million, of which $3.0 million was repurchased and held by the Company in treasury.

The Company is required under its Bond Indenture to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1. At June 30, 1996, the Company had shareholders' equity of $3.6 million and was in compliance with the tangible net worth requirement of $3.0 million, primarily as a result of the issuance of $6.0 million of variable voting cumulative preferred stock. At June 30, 1995, the Company had a shareholders' deficit of $4.2 million and failed to meet the minimum tangible net worth of $3.0 million required at such date. The Company did not receive a notice of the event of default from the trustee during the time in which the Company failed to satisfy the ratio requirement.

The Bond Indenture requires a mandatory redemption of the Bonds in certain instances, including upon a change in control of the Company, which is defined in the Bond Indenture to include the acquisition by any person or group (other than Conversion or its affiliates) of 35.0% or more of the combined voting power of the then outstanding securities of the Company. Based upon filings made with the Securities and Exchange Commission, the Company is aware that Gibralt Holdings Ltd. ("Gibralt") and Arbatax own approximately 15.2% and 34.6%, respectively, of the Company's outstanding common stock. Arbatax also owns all of the Company's outstanding variable voting cumulative preferred stock which limit the votes attached thereto so that such votes do not put the holder over the 35% threshold, except in certain situations. The Company has made Gibralt and Arbatax aware of the Bond Indenture provision concerning a change in control as described above.

For the years ended June 30, 1996 and 1995, the Company used $5.2 million and $1.8 million, respectively, in operating activities, before any activities in trading securities. As at June 30, 1996, the Company had $14.5 million in cash and cash equivalents, and $13.3 million in trading securities, most of which were highly liquid investment grade bonds. There was one new loan approved and committed during the current period, and the Company proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. Therefore, subject to the contingencies described in the foregoing paragraphs, the Company anticipates that its cash and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Company's debt costs and cover the day to day general and administrative expenses during the ensuing 12 months.

Finance Receivables
- -------------------

The Company's loan portfolio at June 30, 1996 aggregated $19.3 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from nine borrowers, compared to an aggregate of $40.3 million in finance receivables due from 17 borrowers at June 30, 1995.

Non-performing Loans at June 30, 1996

At June 30, 1996, loans to five borrowers, who had finance receivables totaling $14.6 million, representing 75.4% of the outstanding portfolio, had been classified as non-performing. The Company designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier, if the Company has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection). Non-performing loans have a significant negative effect on the Company's interest margin, as the Company does not realize income on these loans, but does incur holding costs (primarily interest expense).

The following table compares the finance receivables of the non-performing loans as at June 30, 1996 with the finance receivables of such loans as at June 30, 1995:

                                          Outstanding Finance Receivables
                                          -------------------------------
                                          June 30, 1996     June 30, 1995
                                          -------------     -------------
                                                  (in thousands)
Non-performing Loans
- --------------------
Clean-Up Technology, Inc. and subsidiaries $   2,946           $   3,652
Conversion Industries Inc.(1)                  2,405               2,331
Enviropur Waste Refining and Technology, Inc.  4,219               4,158
Heartland, Inc.                                2,075               2,056
PDG Environmental, Inc.                        2,927               3,140
                                           ---------           ---------
                                           $  14,572           $  15,337
                                           =========           =========

- ----------------------------------------
Notes:
(1) Subsequently settled in September 1996. See "Prior Connection with Conversion Industries Inc."

As at June 30, 1996, four of these borrowers, who had non-performing finance receivables totaling $8.8 million, representing 45.6% of the outstanding portfolio, had filed voluntary petitions for bankruptcy protection. The Company also had additional non-performing finance receivables totaling $2.8 million, 14.5% of the Company's portfolio, due from the parent of one of the entities which had filed for bankruptcy protection. The parent company had distinct operations from its subsidiary in an unrelated business but, in February 1995, effectively ceased its operations.

In fiscal 1996, the Company designated the loan to PDG Environmental, Inc. ("PDGE") in the principal amount of $2.9 million as non-performing due to non-payment of interest. In September 1996, the Company entered into an agreement with PDGE which provides that PDGE will transfer to the Company, in partial settlement of the loan, subject to certain conditions, PDGE's 60% interest in PDG Remediation Inc. ("PDGR"). PDGR is an environmental remediation company listed on the NASDAQ SmallCap Market.

Loans Previously Designated as Non-performing

In November 1995, the Company's loan in the amount of $3.0 million to Beta was newly designated as non-performing after the Company declared events of default for failure to comply with certain loan covenants and, as a consequence, demanded immediate repayment of all principal and interest. In connection with this action, the Company terminated the remaining $7.0 million of its unfunded loan commitment to Beta. Beta disputed the Company's actions and various arbitration and litigation proceedings were initiated. The Company also solicited proxies to elect an alternative board of directors of Beta. In September 1996, the Company and Beta entered into a settlement agreement whereby: (i) all litigation proceedings and arbitration proceedings between the parties were settled; (ii) the Company's $3 million loan to Beta was reaffirmed as a term loan with the maturity being extended to February 1999, the interest rate accruing thereon being reduced by 5% effective November 1, 1995, and such loan being collateralized; (iii) the share warrants granted to the Company to purchase one million common shares of Beta at $10.125 per share were amended to constitute warrants to purchase 200,000 shares of Beta at $2.00 per share;
(iv) Beta agreed to reimburse the Company, in cash or by the issuance of common shares, for its third party expenses with respect to the dispute over the loan agreement and 75% of its third party expenses arising out of the proxy dispute; and (v) the Company's president was appointed as a director of Beta. As a result of the settlement, the loan to Beta was brought into good standing and has not been designated as non-performing as at June 30, 1996. Beta is a publicly traded company headquartered in Calgary, Alberta, Canada and is primarily engaged in oil well service, oil production, and oil field equipment manufacturing. At the time of the Company's first advance to Beta in February 1994, Conversion, the Company's former parent, had a 9% ownership interest in Beta and had in excess of a 47% ownership interest in the Company (as of October 1994, Conversion no longer had any ownership interest in the Company).

In January 1996, the Company reached an agreement with the management of American Blood Institute ("ABI") and its creditors' committee, whereby the Company received $0.6 million in cash and a note for $1.2 million in connection with ABI's reorganization. The note is payable in equal quarterly instalments over 3.5 years and is secured with essentially the same collateral that the Company held for its previous loans to ABI. Interest on the new note is payable monthly in arrears at 14.0%. ABI's reorganization plan was confirmed by the bankruptcy court on January 24, 1996 and the Company received its $0.6 million cash payment on February 6, 1996. This loan, which had previously been designated as non-performing at June 30, 1995, has been redesignated as performing.

The Company's loan to Statordyne Corporation in the principal amount of $1.0 million, which was designated as non-performing at June 30, 1995, was repaid in February 1996.

During the year ended June 30, 1996, loans to four borrowers which were previously designated as non-performing at June 30, 1995, with finance receivables totaling $8.4 million, were settled through either the sale of the underlying collateral or the sale of the loans themselves. The four borrowers are: Joseph Land Group, Inc.; Bratcher Industries, Inc.; North American Recycling Systems, Inc.; and EIA Technologies. The Company had established specific reserves totaling $5.6 million in connection with these loans as of June 30, 1995, and the total ultimate charge-off during the year ended June 30, 1996 in connection therewith was $5.6 million.

Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount estimated to cover potential losses on finance receivables which have experienced an event of impairment or for which collection of outstanding principal, interest and reimbursable expenses has become doubtful. Amounts deemed to be uncollectible are charged off against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on the Company's evaluation of numerous factors, including the adequacy of the collateral securing the loans, the operating environments of the various borrowers and the historical experience of the various borrowers' management, and reflects the Company's best estimate of the necessary level of the allowance for credit losses. The activity with regards to the allowance for credit losses during the years ended June 30, 1996 and 1995 is as follows:

                                                       June 30,
                                      ---------------------------------------
                                                 1996                  1995
                                      -----------------------------   -------
                                      Specific   General    Total      Total
                                      Reserve    Reserve    Reserve   Reserve
                                      --------   -------    -------   -------
                                                   (in thousands)
Changes in Allowance
- --------------------
Balance, beginning of period         $ 13,370   $ 1,346    $14,716    $ 1,833
Provision (recovery) for the period    (1,228)     (168)    (1,396)    16,732
Charge-offs for the period             (5,440)     (678)    (6,118)    (3,849)
                                     --------   -------    -------    -------
Balance, end of period               $  6,702   $   500    $ 7,202    $14,716
                                     ========   =======    =======    =======

On July 1, 1995, the Company adopted the Financial Accounting Standards Board Statement ("FASB") No. 114, "Accounting by Creditors for Impairment of a Loan." If the Company had elected to adopt FASB No. 114 for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Company's June 30, 1995 allowance for credit losses.

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

The following tables summarize the Company's specific reserves for credit losses prepared in accordance with FASB No. 114 as at June 30, 1996 and July 1, 1995:

                               JUNE 30, 1996
                          (dollars in thousands)

                                              Total future        Total related             Specific
                                              expected cash          costs            Net   reserve
                          # of   Recorded    collections, net     expected to       present under FASB
                          loans  investment  of related costs(1)  be incurred(1)(2)  value   No. 114
                          -----  ----------  -------------------  ----------------- ------- ----------
IMPAIRED LOANS
Collateral dependant(3):
 Bankruptcy or
  ceased to operate         1   $  2,405        $   865               $  125      $   737  $ 1,668
 Continuing to operate      2      7,146          6,024                  300        4,494    2,652

Future cash flows:
 Bankruptcy or
  ceased to operate         2      5,021          5,213                  375        2,639    2,382
                           --   --------        -------               ------      -------  -------
Subtotal                    5     14,572        $12,102               $  800      $ 7,870  $ 6,702
                                                =======               ======      =======
UNIMPAIRED LOANS            4      4,767                                                       500(4)
                           --   --------                                                   -------
Grand total                 9   $ 19,339                                                   $ 7,202
                           ==   ========                                                   =======

                           JULY 1, 1995
                      (dollars in thousands)

                                                  Specific
                                                  reseveres
                           # of    Recorded       Under FASB
                           loans   investment     No. 114
                           -----   ----------     ----------
IMPAIRED LOANS
Collateral dependant(3):
  Bankruptcy or
   ceased to operate         4      $  4,900      $  1,857
  Continuing to operate      3         9,946         2,873

Future cash flows:
  Bankruptcy or
   ceased to operate         4         8,789         4,977
  Continuing to operate      1         5,253         3,663
                            --      --------      --------
Subtotal                    12      $ 28,888      $ 13,370
UNIMPAIRED LOANS             5        11,409         1,346(4)
                            --      --------      --------
Grand total                 17      $ 40,297      $ 14,716
                            ==      ========      ========

- ----------------------------------------
Notes:

(1) The estimate of expected cash flows represents the Company's best estimate based on reasonable and supportable assumptions and projections. The period over which future expected net cash collections will occur is 1.5 years for loans that are collateral dependant and the borrower is continuing to operate and 4 years for loans which may generate future cash flows and the borrower is bankrupt or has ceased to operate. In September 1996, the Company settled its loan that was collateral dependant with the borrower who is bankrupt.

(2) These amounts represent future costs to be incurred in connection with the sale of collateral and/or the collection of the loans, and have been subtracted from the net future expected cash collections.

(3) The fair market value of the collateral represents the amount that the Company reasonably expects to receive in an arm's length sale between a willing buyer and a willing seller. For marketable securities, the current quoted price is used. For receivables, inventory and equipment, relevant market sources are used when reliable information is provided. A normal price adjustment is provided if a forced or liquidation sale is probable. No appraisals have been used for the valuation of collateral.

(4) The general reserve is determined in accordance with FASB Statement No. 5 on a pool of unimpaired loans.

Prior Connection with Conversion Industries Inc.
- ------------------------------------------------

In June 1993, the Company was formed as a wholly-owned subsidiary of Conversion. Prior to the formation of the Company, Conversion performed lending activities as a result of the inability of companies in which Conversion had made equity investments to obtain debt financing from traditional sources. As these lending activities were never part of Conversion's intended business, Conversion formed the Company for the purpose of providing collateralized asset-based loans to emerging growth companies, which allowed Conversion to concentrate its activities on providing equity capital to such companies. At the time of the Company's formation, it was anticipated that approximately 30% to 50% of the Company's portfolio would be in loans to companies in which Conversion had an equity interest.

Upon completion of the Company's initial public offering in August 1993, Conversion's ownership interest in the Company was reduced to approximately 47%. As a result of subsequent open market purchases, Conversion increased its ownership position in the Company to 52% by April 1994. During fiscal 1994, the Company repurchased 1,077,361 shares of its common stock from Conversion at a cash cost of $2.0 million reducing Conversion's ownership interest to approximately 34% as of June 30, 1994. The shares were repurchased as part of the April Repurchase Program and, in connection with the transaction, Conversion pledged another 922,639 of its remaining 1,070,039 shares of the Company's common stock as additional collateral for $8.1 million (which was reduced to approximately $8.0 million in July 1994 when one of the underlying loans was paid in full) in guarantees made by Conversion in favour of the Company with regard to loans to various borrowers. The terms of the repurchase from Conversion were approved by a special committee of independent directors of the Company following receipt of an opinion issued by an independent investment banking firm, Wedbush Morgan Securities, that the transaction was fair from a financial point of view to the shareholders of the Company other than Conversion.

On October 23, 1994, the Company agreed to provide Conversion with up to $3.1 million in revolving credit to be used to replace approximately $2.2 million in outstanding broker and bank loans of Conversion and for other corporate purposes. The loan accrued interest at the Bank's prime rate plus 7%, was due on November 1, 1997, and was secured by all of the assets of Conversion. As part of the loan transaction: (i) the remaining $8.0 million in guarantees made by Conversion were reduced by $2.2 million; (ii) the $5.8 million balance of Conversion's guarantees were secured by all of the assets of Conversion;
(iii) the Company agreed not to take any action against Conversion to enforce the guarantees until May 1, 1995; (iv) thereafter, provided Conversion was in compliance with all provisions of the loan agreement, the Company agreed not to take any action to enforce the guarantees until the earlier of May 1, 1996 or upon the obtaining of a final judgement against any defaulting borrower (in which case, only the guarantee relating to that borrower may be immediately enforced); (v) the Company acquired all of the 1,070,039 shares of its common stock owned by Conversion, including the shares previously pledged to secure the guarantees; and (vi) Conversion agreed not to acquire, either directly or indirectly, any of the Company's common stock or debt securities (including the Bonds) until November 1, 1997.

The loan transaction with Conversion was reviewed and recommended by a special committee of the Company's independent directors which was constituted on October 13, 1994 for the purpose of evaluating the Company's relationship to Conversion. Since December 1994, the Company has had no officers and/or directors who were also concurrently officers and/or directors of Conversion.

On May 8, 1995, Conversion defaulted under its loan agreement with the Company by failing to make an interest payment to the Company of $177,000 due May 1, 1995, during the grace period provided under the loan agreement. The Company demanded immediate repayment of the entire balance and performance with regard to $4.9 million of the remaining loan guarantees. Conversion subsequently filed a voluntary petition for bankruptcy protection under Chapter 11 on May 19, 1995. As of June 30, 1995 and 1996, Conversion owed the Company $2.3 million and $2.3 million, respectively, under the loan agreement in addition to performance under its loan guarantees.

In September 1996, the Company and Conversion reached a settlement with respect to all outstanding matters between the parties. Under the terms of the settlement, all litigation and claims between the parties have been dismissed and the Company is to receive an assignment of certain promissory notes, stock purchase warrants and rights relating to a loan and 747,389 shares of Beta.

The Company has also been named in an amended complaint filed on April 21, 1995 in connection with a class action originally filed on December 16, 1994 in the United States District Court, Los Angeles, California, against Conversion, John P. McGrain, Donald B. Clark, Randall M. Gates, David Rapaport
and Coopers & Lybrand L.L.P.   See "Item 3. Legal Proceedings".

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company required with respect to this Item 8, and as listed in Item 13 of this report, are included in this report commencing on page 23.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                             PART III
                             --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Incorporated by reference from Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    (1)  Index to Financial Statements

            Report of Independent Accountants
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statement of Shareholders' Equity (Deficit) Consolidated Statements of Cash Flows
            Notes to the Consolidated Financial Statements

       (2)  Exhibits

            3.1 Certificate of Incorporation dated June 1, 1993. Incorporated by reference from Form S-1 filed June 7, 1993.
            3.2    Certificate of Designations dated July 19, 1996.
            3.3    Bylaws.  Incorporated by reference from Form S-1 filed
                   June 7, 1993.
            3.4 Amendment to the Bylaws adopted as of July 20, 1993. Incorporated by reference from Amendment No. 1 to Form S-1 filed July 26, 1993.
            4.1 Form of Indenture between CVD Financial Corporation and Harris Trust Company of New York as Trustee. Incorporated by reference from Form S-1 dated filed
                   June 7, 1993.
            4.2 Form of Common Stock Share Certificate. Incorporated by reference from Amendment No. 2 to Form S-1 filed August
                   16, 1993.
            4.3    Form of Bond.  Incorporated by reference from Amendment
                   No. 2 to Form S-1 dated filed August 16, 1993.
           10.1 Employment Agreement with L.P. "Roy" McCann. Incorporated by reference from Amendment No. 2 to Form S-1 filed August 16, 1993.
           10.2 1993 Stock Option Plan. Incorporated by reference from Form S-1 filed June 7, 1993.
           10.3 Profit Sharing Plan. Incorporated by reference from Amendment No. 1 to Form S-1 filed July 26, 1993.
           10.4 Stock Repurchase Agreement between CVD Financial Corporation and Conversion Industries Inc. dated
                   April 18, 1994.  Incorporated by reference to Form
                   8-K dated April 28, 1994.
           10.5 Stock Pledge Agreement between CVD Financial Corporation and Conversion Industries Inc. dated April 18, 1994. Incorporated by reference to Form 8-K dated April 28, 1994.
           10.6* $1,865,367.89 Conversion Industries Inc. Guaranty dated July 30, 1993 regarding loan to Bratcher Industries, Inc. made by CVD Financial Corporation.

           10.7* $500,000 Conversion Industries Inc. Guaranty dated July 30, 1993 regarding $1,000,000 loan to Joseph Land Group, Inc. made by CVD Financial Corporation.
           10.8*   $2,000,000 Conversion Industries Inc. Guaranty dated
                   August 5, 1993 regarding $2,000,000 loan to North American Recycling Systems, Inc. made by CVD Financial Corporation.
           10.9* $900,000 Conversion Industries Inc. Guaranty dated September 27, 1993 regarding $2,500,000 loan to Metalclad Corporation made by CVD Financial Corporation.
           10.10* $1,000,000 Conversion Industries Inc. Guaranty dated October 1, 1993 regarding $1,000,000 loan to American
                   Blood Institute, Inc. made by CVD Financial Corporation. 10.11* $1,500,000 Conversion Industries Inc. Guaranty dated
                   December 27, 1993 regarding $1,5000,000 loan to Joseph
                   Land Group, Inc. made by CVD Financial Corporation.
           10.12*  $75,000 Conversion Industries Inc. Guaranty dated
                   March 14, 1994 regarding $75,000 loan to Onsite
                   Energy Corporation made by CVD Financial Corporation. 10.13* $260,000 Conversion Industries Inc. Guaranty dated
                   April 5, 1994 regarding $860,000 loan to North American Recycling Systems, Inc. made by CVD Financial Corporation.
           10.14 Loan Agreement dated October 23, 1994, between CVD Financial Corporation and Conversion Industries Inc. Incorporated by reference to Form 8-K dated October 28, 1994.
           10.15   First Amendment to the Conversion Loan Agreement
                   between CVD Financial Corporation and Conversion
                   Industries Inc.  Incorporated by reference to June 30,
                   1995 Form 10-KSB.
           10.16 Stock Purchase Agreement between CVD Financial Corporation and Mercer International Inc. dated March 22, 1995. Incorporated by reference to Form 8-K dated March 22, 1995.
           10.17 Subscription Agreement between CVD Financial Corporation and Logan International Corp. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
           10.18 Subscription Agreement between CVD Financial Corporation and Arbatax International Inc. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
           21.     List of subsidiaries of Registrant.
           27. Article 5 - Financial Data Schedule for year ended June 30, 1996 - Form 10-KSB.
- ----------------------------
*Incorporated by reference to June 30, 1994 Form 10-KSB.

(b)    Reports on Form 8-K

       A report on Form 8-K dated June 27, 1996 was filed reporting under:

       Item 2. Acquisition or Disposition of Assets.
       Item 5. Other Events.

- ------------------------------------------------------------------------------

                                            REPORT OF INDEPENDENT ACCOUNTANTS

- ------------------------------------------------------------------------------

To The Board of Directors and Shareholders
CVD Financial Corporation


We have audited the Consolidated Balance Sheets of CVD Financial Corporation (the "Company") as of 30 June 1996 and 1995 and the related Consolidated Statements of Operations, Shareholders' Equity (Deficit) and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at 30 June 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.



                                                  /s/ BDO Dunwoody
Vancouver, Canada
13 September 1996                                 CHARTERED ACCOUNTANTS
                                                  (Internationally BDO Binder)

                                                     CVD FINANCIAL CORPORATION
                                                   Consolidated Balance Sheets
                                                 (Dollars Stated in Thousands)

30 June                                          1996             1995
- ------------------------------------------------------------------------------
ASSETS

CASH AND CASH EQUIVALENTS                      $14,478          $12,145
FINANCE RECEIVABLES, net                        12,137           25,581
OTHER RECEIVABLES                                  371                -
INVESTMENTS                                     19,283              453
DEFERRED DEBT ISSUANCE COSTS, net
  of accumulated amortization of
  $567 (1995 - $376)                             2,037            2,242
OTHER ASSETS                                         4               69
                                              ---------        ---------
                                               $48,310          $40,490
                                              =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Bonds payable, net of principal amount of
  bonds held in treasury of $2,953
  (1995 - $2,719)                              $42,047          $42,281
Interest payable                                 1,787            1,955
Accounts payable and accrued liabilities           835              404
                                              ---------        ---------
                                                44,669           44,640
                                              ---------        ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value,
  5,000,000 shares authorized,
  3,000,000 (1995 - Nil) shares
  issued and outstanding                            30                -
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  4,264,000 shares issued and outstanding           43               43
Additional paid-in capital                      23,737           17,767
Accumulated deficit                            (17,113)         (18,904)
                                              ---------        ---------
                                                 6,697           (1,094)
Less:  1,545,400 common shares held as
  treasury stock                                (3,056)          (3,056)
                                              ---------        ---------
Total shareholders' equity (deficit)             3,641           (4,150)
                                              ---------        ---------
                                               $48,310          $40,490
                                              =========        =========

The accompanying notes form an integral part of these consolidated financial statements.

                                                    CVD FINANCIAL CORPORATION
                                        Consolidated Statements of Operations
                       (Dollars Stated in Thousands, Except Per Share Amounts)

For the Years Ended 30 June                      1996             1995
- ------------------------------------------------------------------------------
REVENUE
  Interest                                     $ 2,232         $  5,165
  Loan fees and other                              319              174
 Gains on investments, net                       4,516               80
                                              ---------        ---------
                                                 7,067            5,419
                                              ---------        ---------
COSTS AND EXPENSES
  Interest                                       3,893            4,740
  Provision for (recovery of) credit losses     (1,396)          16,732
  General and administrative                     2,891            1,539
                                              ---------        ---------
                                                 5,388           23,011
                                              ---------        ---------
INCOME (LOSS) FROM OPERATIONS                    1,679          (17,592)

Income taxes (recovery)                              1              (30)
                                              ---------        ---------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN
 AND CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                            1,678          (17,562)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT
 OF DEBT, net of $0 provision for income
  taxes for both 1996 and 1995                     113              527

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE                                          -               190
                                              ---------        ---------
NET INCOME (LOSS) FOR THE YEAR                 $ 1,791         $(16,845)
                                              =========        =========
EARNINGS (LOSS) PER SHARE
  Earnings (loss) before extraordinary gain
  and a change in accounting principle         $  0.62         $ (6.95)
  Extraordinary gain                              0.04            0.21
  Change in accounting principle                     -            0.07
                                              ---------        ---------
                                               $  0.66         $ (6.67)
                                              =========        =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                 2,718,600        2,526,486
                                            ===========      ===========

The accompanying notes form an integral part of these consolidated financial statements.

                                                     CVD FINANCIAL CORPORATION
                     Consolidated Statements of Shareholders' Equity (Deficit)
                                                 (Dollars Stated in Thousands)

For the Years Ended 30 June 1996 and 1995
- ------------------------------------------------------------------------------------------
                                                                                                     Total
                                                                  Additional                      Shareholders'
                             Preferred Stock      Common Stock      Paid-In  Accumulated  Treasury   Equity
                            Shares     Amount   Shares     Amount   Capital   Deficit      Stock    (Deficit)
- ----------------------------------------------------------------------------------------------------------------
BALANCE, 30 June 1994           -      $ -    4,239,000     $42     $15,309  $ (2,059)    $(2,073)  $11,219

Capital contribution            -        -            -       -       2,250         -      (2,250)        -

Exercise of Stock Options       -        -       25,000       1          44         -           -        45

Purchases of Treasury Stock     -        -            -       -           -         -        (146)     (146)

Sale of Treasury Stock          -        -            -       -         164         -       1,413     1,577

Net loss for the year           -        -            -       -           -   (16,845)          -   (16,845)
                           ---------   ---    ---------     ---     -------  ---------    --------  -------

BALANCE, 30 June 1995           -        -    4,264,000      43      17,767   (18,904)     (3,056)   (4,150)

Issued for cash            3,000,000    30            -       -       5,970         -           -     6,000

Net income for the year        -         -            -       -           -     1,791           -     1,791
                           ---------   ---    ---------     ---     -------  ---------    --------  -------
BALANCE, 30 June 1996      3,000,000   $30    4,264,000     $43     $23,737  $(17,113)    $(3,056)  $ 3,641
                           =========   ===    =========     ===     =======  =========    ========  =======

The accompanying notes form an integral part of these consolidated financial statements.

                                                   CVD FINANCIAL CORPORATION
                                       Consolidated Statements of Cash Flows
                                               (Dollars Stated in Thousands)

For the Years Ended 30 June                      1996             1995
- ------------------------------------------------------------------------------
CASH PROVIDED (USED) BY:
OPERATING ACTIVITIES
Operations
  Net income (loss) for the year               $ 1,791          $(16,845)
  Items not involving cash and equivalents
    Extraordinary gain on early
      extinguishment of debt                      (113)             (527)
    Cumulative effect of a change in
      accounting principle                           -              (190)
    Gains on investments, net                   (4,516)              (80)
    Provision for (recovery of) credit losses   (1,396)           16,732
    Amortization of deferred debt issuance costs   205               206
  Net change in working capital balances
    Interest receivable                            136              (556)
    Commitment fees                               (249)              (31)
    Receivable                                  (1,317)             (371)
    Interest payable                              (168)             (250)
    Accounts payable and accrued liabilities       430               104
    Other                                           65                 -
                                               --------          --------
                                                (5,132)           (1,808)
  Purchase of trading securities               (15,235)                -
  Proceeds from sales of trading securities      9,050                 -
                                               --------          --------
                                               (11,317)           (1,808)
                                               --------          --------
INVESTING ACTIVITIES
  Advances on loans                               (229)          (26,227)
  Payments collected on loans                   14,000            19,263
  Purchase of available-for-sale security       (6,000)                -
                                               --------          --------
                                                 7,771            (6,964)
                                               --------          --------
FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock      6,000                 -
  Purchases of treasury bonds payable             (121)           (1,020)
  Purchases of treasury stock                        -              (146)
  Proceeds from sale of treasury stock               -             1,577
  Proceeds from exercise of stock options            -                45
                                               --------          --------
                                                 5,879               456
                                               --------          --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS FOR THE YEAR                  2,333            (8,316)
CASH AND CASH EQUIVALENTS, beginning of year    12,145            20,461
                                               --------          --------
CASH AND CASH EQUIVALENTS, end of year         $14,478           $12,145
                                               ========          ========
CASH PAID DURING THE YEAR FOR:
  Interest expense                             $ 3,853           $ 4,783
  Income taxes                                 $     1           $   117
                                               ========          ========

The accompanying notes form an integral part of these consolidated financial statements.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

1.  FORMATION AND DESCRIPTION OF BUSINESS

CVD Financial Corporation (the "Company"), a Delaware corporation, was formed in June 1993 as a wholly owned subsidiary of Conversion Industries Inc. ("Conversion"). In August 1993, the Company completed an initial public offering of common stock concurrent with a debenture offering (see Note 11 with regard to Conversion's relationship with the Company). During 1996, the Company incorporated three wholly-owned subsidiaries.

The Company presently operates in the financial services industry, which is comprised of investment and merchant banking activities and asset-based commercial lending. The merchant banking activities are expected to include the acquisition of controlling interests in businesses or assets which the Company believes are under-valued. The asset-based commercial lending primarily involves the administration and realization of an existing loan portfolio comprised of loans to emerging companies.

- ------------------------------------------------------------------------------

2.  BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles applicable in the United States of America, and are stated in United States dollars.

As at 30 June 1995, the Company had a negative shareholders' equity, and failed to meet the minimum consolidated tangible net worth requirement under a bond indenture (see Note 6), which raised substantial doubt about its ability to continue as a going concern. However, no adjustments were made to reflect such uncertainties for the 1995 comparative figures, and the Company did not receive a notice of the event of default from the trustee of the bonds during the time in which the Company failed to satisfy the net worth requirement.

As at 30 June 1996, the Company had a positive shareholders' equity, and was in compliance with all financial requirements under the bond indenture.

While the Company reported net income in 1996 principally as a result of realizing gains on sales of investments, the Company had an accumulated deficit of $17.1 million as at 30 June 1996. The Company now focuses on investment and merchant banking activities while de-emphasizing asset-based commercial lending. However, there is no assurance that such business strategies will improve future cash flow.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

3.  SIGNIFICANT ACCOUNTING POLICIES

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results in future periods could be different from those estimates made in the current year. The following is a summary of the significant accounting policies of the Company:

(a)  Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

(b)  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These are recorded at cost which approximates market. Additionally, the Company maintains cash balances at foreign financial institutions in excess of insured limits.

(c)  Finance Receivables and Allowance for Credit Losses

Finance receivables, also known as recorded investments in loans, include the outstanding loan balance (net of any charge-offs), accrued interest, reimburseable expenses and net of deferred loan fees.

The Company maintains an allowance for credit losses at an amount estimated to cover potential losses on finance receivables which had experienced an event of impairment or for which future collection of outstanding principal, interest and reimbursable expenses has become doubtful. Amounts deemed to be uncollectible are charged off against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on the Company's evaluation of numerous factors, including the adequacy of the collateral securing the loans, the operating environments of the various borrowers and the historical experience of the various borrowers' management, and reflect the Company's best estimate of the necessary level of the allowance for credit losses.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

3.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(c) Finance Receivables and Allowance for Credit Losses - Continued

Under the provisions of Financial Accounting Standards Board ("FASB") Statement No. 114, "Accounting by Creditors for Impairment of a Loan", when a loan is impaired as defined in the statement, a lender shall measure impairment at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has adopted a measurement method on a loan-by-loan basis. By definition, the Company's non-performing loans are impaired. A specific reserve is established for each impaired loan equal to the amount by which the Company's recorded investment in the loan exceeds the net present value of the loan determined in accordance with FASB Statement No. 114.

The Company continued to apply FASB Statement No. 5 "Accounting for Contingencies" to provide an allowance on a pool of unimpaired loans.

(d)  Investments

Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. The gains and losses are determined on an average cost basis when the trading securities are sold.

Warrants to acquire common stock of the various borrowers held by the Company for which a readily determinable fair market value is available and the Company has an unrestricted right to sell the warrant and/or underlying securities within one year are included in trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

(e)  Deferred Debt Issuance Costs

Debt issuance costs consist of underwriters' fees and expenses and other costs capitalized in connection with the Company's August 1993 debenture offering. These costs are being amortized on a straight line basis which approximates the interest method over the term of the related debt. The amortization is included in interest expense.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

3.  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(f)  Revenue Recognition

Revenue consists principally of interest income from finance receivables and temporary investments of cash and cash equivalents, amortization of loan commitment fees, net of related costs, received in connection with the making of loans, as well as sales of trading securities. Interest income is recognized when earned using the interest method. The Company, as a general policy, suspends the recognition of income on loans which are more than 90 days contractually delinquent or earlier if the Company has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g. the borrower files for bankruptcy protection). The recognition of income is generally resumed, and suspended income is recognized as interest revenues, when the loan becomes contractually current or collection of suspended amounts is assured. Loan commitment fees, net of related costs, are deferred and recognized over the term of the loan using the interest method. For delinquent loans, amortization of the corresponding net loan commitment fees is suspended and subsequently resumed concurrently with the related recognition of interest income.

(g)  Income Taxes

Certain revenue and expense items, primarily related to the allowance for credit losses, are accounted for in different time periods for financial reporting purposes as compared to income tax reporting purposes. Deferred taxes are recognized using the liability method, and tax rates are applied to cumulative temporary differences based on when and how they are expected to be included for income tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount which management believes is more likely than not to be realized.

(h)  Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year, after considering options.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

4.  INVESTMENTS                                   1996             1995
    Trading securities:
        Bonds and debentures                     $10,204          $     -
        Equity securities                            296              183
        Investment funds                           2,783                -
        Warrants                                       -              270
                                                 -------          -------
                                                  13,283              453
    Available-for-sale security (see Note 11)      6,000                -
                                                 -------          -------
                                                 $19,283          $   453
                                                 =======          =======

The Company generally obtains warrants to purchase the common stock of the various borrowers as an enhancement of its loan yield. The exercise price per share of the warrants is generally equal to the fair market value of the underlying common stock on the date the loan commitment is made.

Effective 1 July 1994, the Company implemented FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. An unrealized gain of $190,000 on trading securities was recognized as the effect of this change in accounting principle in the 1995 Consolidated Statement of Operations.

For the year ended 30 June 1996, the Company recognized an unrealized holding gain (loss) of ($57,000) (1995 - $80,000); and realized gains of $4,573,000
(1995 - Nil) on sales of trading securities.

- ------------------------------------------------------------------------------

5.  FINANCE RECEIVABLES

The Company engages in the asset-based commercial lending business. Generally, loans are due over periods of one to five years and are collateralized by security agreements on various types of equipment, commercial real estate, borrowers eligible accounts receivable and inventory and other tangible assets. The loans generally earn interest at a major bank's (the "Bank") prime rate (8.25 percent at 30 June 1996 and 9 percent at 30 June 1995) plus two to seven percent. The Bank's weighted daily average prime rate was 8.52 percent and 8.36 percent during the years ended 30 June 1996 and 1995, respectively.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

5.  FINANCE RECEIVABLES - CONTINUED

Finance receivables consist of the following:

                     30 June 1996                       30 June 1995
                 ----------------------------  -----------------------------

                                   Allowance                      Allowance
                  # of  Recorded   for Credit  # of   Recorded    for Credit
                 Loans Investments  Losses     Loans Investments  Losses
                 ----- ----------- ----------  ----- -----------  ----------
Impaired loans      5    $14,572    $6,702      12     $28,888     $13,370

Unimpaired loans    4      4,767       500       5      11,409       1,346
                   --    -------    ------      --     -------     -------
                    9    $19,339    $7,202      17     $40,297     $14,716
                   ==    =======    ======      ==     =======     =======

Net book value           $12,137                       $25,581
                         =======                       =======

The Company has established allowances for credit losses at 30 June 1996 and 1995 as follows:

                               --------------1996--------------

                               Specific      General      Total        1995
                               --------      -------      -----        ----
Balance, beginning of year     $13,370       $1,346      $14,716     $ 1,833
Provision (recovery) for
  the year                      (1,228)        (168)      (1,396)     16,732
Charge-offs for the year        (5,440)        (678)      (6,118)     (3,849)
                               --------      -------     --------    --------
Balance, end of year           $ 6,702       $  500      $ 7,202     $14,716
                               ========      =======     ========    ========

In the fourth quarter of fiscal year 1995, the allowance was substantially increased with respect to loss development on certain loans in default.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

5.  FINANCE RECEIVABLES - CONTINUED

Contractual maturities of finance receivables are as follows:
    1997                                                    $12,753
    1998                                                      2,127
    1999                                                      3,000
                                                            -------
                                                             17,880

    Interest receivable, currently due                          817
    Reimbursable expenses, currently due                        792
    Deferred commitment fees, net of related costs             (150)
                                                            -------
                                                             19,339
    Less: Allowance for credit losses                         7,202
                                                            -------
    Finance receivables, net                                $12,137
                                                            =======

The Company does not have sufficient operating history to determine whether the loan portfolio will generally be repaid or renewed before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

At 30 June 1996, the Company does not have any unfunded loan commitments (1995
- - $7.7 million).

- ------------------------------------------------------------------------------

6.  BONDS PAYABLE

Under an indenture dated 26 August 1993 (the "Master Indenture") the Company is authorized to issue up to $500 million of unsecured, subordinated variable rate bonds (the "Bonds"). The Bonds may be issued in series, each substantially identical in form pari passu in right and having substantially identical terms except for the date of issuance. The Company may not issue any subsequent series of Bonds unless no event of default under the Master Indenture has occurred or has been continuing with respect to any Bond previously issued within the 12 month period immediately preceding the date of issuance of such subsequent series, and not less that 75 percent of the net proceeds received from the issuance of the immediately preceding series of Bonds have been utilized or formally committed. The net proceeds from the Bonds may only be used to make or purchase loans constituting part of the Company's loan portfolio.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

6.  BONDS PAYABLE - CONTINUED

In August 1993, the Company made an initial issuance of Bonds at par in the aggregate principal amount of $50 million in a public offering concurrent with the Company's initial public offering of Common Stock. The sale of the Bonds generated net proceeds of $46.9 million after related debt issuance costs. No other issuances of Bonds have since occurred.

Interest on the Bonds is paid semi-annually on 25 January and 25 July to holders of record on the preceding 31 December and 30 June, respectively. The interest paid for each semi-annual period is the greater of: (i) the Bank's prime rate as of the first day of the semi-annual period, (ii) the Bank's weighted daily average prime rate during the semi-annual period, (iii) a rate specified by the Company prior to the commencement of the semi-annual period, and, (iv) 80 percent of the "portfolio yield." Portfolio yield is defined as:
(i) the aggregate of interest received from the Company's loan portfolio and gains less losses, if any, realized from the disposition of equity securities or warrants to acquire equity securities received in connection with the making or purchasing of loans; less (ii) the provision for credit losses.

The Company did not make its semi-annual interest payments due on 25 July 1996 and 25 January 1996 until 22 August 1996 and 20 February 1996, respectively. The delinquent payments did not result in an event of default as the payment was made within the 30 day cure period provided for under the terms of the Master Indenture.

The Company is required under the Master Indenture to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1. Tangible net worth is defined in the indenture as the book value of all assets of the Company as determined in accordance with generally accepted accounting principles ("GAAP") consistently applied, minus the book value of all liabilities of the Company determined in accordance with GAAP. At 30 June 1995, the Company had no tangible net worth as defined in the indenture and failed to meet the minimum tangible net worth requirement of $2,976,000 necessary at such date under the 15:1 ratio requirements by $7,126,000. As a result of the Company's failure to satisfy the net worth requirement, the trustee under the Master Indenture, acting on behalf of all of the holders of the Bonds or at the request of holders of at least 25 percent in principal amount of outstanding Bonds, is entitled to exercise certain remedies, including the declaration of a default under the Master Indenture and the making of a demand that the Bonds be immediately paid in full if the net worth ratio deficiency is not cured within 90 days after receipt of notice form the trustee of the default. No event of default was declared.

At 30 June 1996, such minimum tangible net worth requirement was $2,978,000, and was met by the Company which had a net equity of $3,641,000.

Under terms of the Master Indenture, the net proceeds of the Bonds may be only used to make or purchase loans constituting part of the Company's loan portfolio. At 30 June 1996, there were no restricted amounts of cash and equivalents (1995 - $5,632,000).

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

6.  BONDS PAYABLE - CONTINUED

The Bonds mature on 31 July 2008 and are subject to mandatory redemption by the Company in annual instalments commencing 31 July 2004 through 31 July 2008. The annual instalment amount is equal to 20 percent of the outstanding principal on 30 June 2004. The Bonds are also subject to mandatory redemption generally upon the sale or transfer of substantially all of the assets of the Company or upon any percentage change of control of at least 35 percent of the combined voting power of the outstanding stock of the Company.

In September 1993, the Board of Directors authorized the repurchase of up to $5.0 million principal amount of Bonds. The entire $5.0 million of Bonds were repurchased and cancelled, resulting in an extraordinary gain before income taxes of approximately $0.7 million.

In April 1994, the Company's Board of Directors authorized a discretionary buy back program ( the "Repurchase Program") of the Company's Common Stock and Bonds up to a total cost of $4.5 million. During 1996, $234,000 (1995 - $1.6 million) in aggregate principal amount of Bonds were repurchased resulting in an extraordinary gain of $113,000 (1995 - $527,000). At 30 June 1996, the
Company had remaining issued and outstanding $45 million principal amount of Bonds of which approximately $2,953,000 (1995 - $2,719,000) were repurchased and are held by the Company in treasury.

During the last quarter of fiscal 1996, the board of directors of the Company authorized the Company, at its discretion, to spend up to an additional $10 million to repurchase Bonds. The Company did not repurchase any Bonds under this program.

For the semi-annual periods ended 31 December 1994, 30 June 1995, 31 December 1995 and 30 June 1996, interest has been incurred at per annum coupon rates of 12 percent, 9.25 percent, 9.0 percent and 8.5 percent, respectively.

The Bonds had a carrying amount of $42,047,000 and a fair value of $29,433,000 as at 30 June 1996. The fair value is based on the quoted market price.

- ------------------------------------------------------------------------------

7.  SHAREHOLDERS' EQUITY

During the year ended 30 June 1995, the Company repurchased 78,400 shares under the Repurchase Program at a cash cost of $146,000. Subsequent to 30 June 1995, the Company has not repurchased any additional shares.

In June 1996, the Company issued 3,000,000 shares of its Preferred Stock, Series 1 for $6,000,000 cash. The Preferred Stock, Series 1 pays a cumulative dividend at 5% per annum on paid-up amount; accrued interest at 8% per annum on accrued and unpaid dividends; is redeemable by the Company at any time at the paid-up amount plus 10% premium; and has variable voting rights which limit the votes thereon so that any holder thereof has less than 35% of total votes attached to all the outstanding voting shares of the Company, subject to certain adjustments.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

The Company has reserved 400,000 shares of Common Stock for future issuance pursuant to a stock option plan (see Note 8).

In connection with its initial public offering, the Company issued warrants to its underwriters representing the right to purchase 200,000 shares of the Company's Common Stock at $4.50 per share. The number of shares and exercise price are subject to adjustment for certain changes in the Company's capital structure. The warrants may be exercised until expiry on 16 August 1998.

- ------------------------------------------------------------------------------

8.  STOCK OPTION PLAN

In June 1993, the Board of Directors approved the adoption of the Stock Option Plan. Under the plan, substantially all employees, consultants and non-employee directors are eligible to receive options to purchase up to an aggregate of 400,000 shares of the Company's Common Stock at exercise prices which cannot be less than the fair market value of the shares on the date the options are granted. The term of each option can be no more than 10 years. Non-employee directors of the Company are automatically granted options to purchase 25,000 shares of Common Stock on the date they become a director and additional options to purchase 3,500 shares of Common Stock are granted upon the completion of each full year of service and the Annual Meeting of Shareholders thereafter. Information with respect to options granted under the plan is as follows:

                                                                  Exercise
                                                                  Price Per
                                                                  Share
                                               Number of          (Not in
                                                Shares            Thousands)
                                               ---------          ----------
Outstanding, 30 June 1994                       205,000                  $3.75
Granted                                          75,000          $1.81 - $1.94
Exercised                                       (25,000)                 $1.81
Expired                                        (105,000)         $1.81 - $3.75
                                               ---------         -------------

Outstanding, 30 June 1995                       150,000          $1.81 - $3.75
Expired                                         (75,000)         $1.81 - $3.75
                                               ---------         -------------
Outstanding, 30 June 1996                        75,000          $1.81 - $1.88
                                               =========         =============

On 22 July 1994, the Compensation Committee of the Board of Directors reset the exercise price to $1.8125 per share (the closing market price on 21 July
1994) with regard to outstanding options to acquire 105,000 shares. These options represented all outstanding options at 21 July 1994 other than those held by the Company's non-employee directors.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

8.  STOCK OPTION PLAN - CONTINUED

At 30 June 1996, options to purchase 300,000 shares (1995 - 225,000) of the Company's Common Stock are available for future grant and outstanding options with regard to 75,000 (1995: 100,835) shares are exercisable.

- ------------------------------------------------------------------------------

9.  PROFIT SHARING AND EMPLOYEE BENEFIT PLANS

As an incentive to key employees who contribute to the success of the Company, the Board of Directors has adopted a profit sharing plan ("Plan") to enable key employees and directors to participate in the Company's success as reflected by its earnings. The Plan shall be funded for any fiscal year with 10 percent of the pre-tax earnings for such year. However, no profit sharing amount shall be payable until such time as the portfolio yield (see Note 6) exceeds 15 percent. The Plan is administered by the Compensation Committee of the Board of Directors and selection to participate in and compensation awarded under the Plan is determined by the recommendation of the Company's Chairman. If the amount available for awards of any year exceeds the actual awards made for such year, the excess is not available for future award. An award to a participating individual cannot exceed 300 percent of such individual's base salary in such fiscal year. Through 30 June 1996, the Plan has not been funded and correspondingly no awards have been made.

- ------------------------------------------------------------------------------

10. INCOME TAXES

There was no provision for income taxes for the years ended 30 June 1996 and 1995 (other than the payment of state minimum income tax of $1,000 in 1996 and the recovery of the prior year's state income tax provision of $30,000 in
1995) due to taxable losses incurred during the year.

Differences between the U.S. Federal Statutory and the Company's effective rates for 1996 are as follows:

    U.S. federal statutory rate on income from operations         $  571
    Timing differences on credit losses                           (2,520)
    Valuation allowance                                            1,848
    Other                                                            101
                                                                  -------
                                                                  $    -
                                                                  =======

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

10. INCOME TAXES - CONTINUED

The net deferred tax assets at 30 June 1996 and 1995 consists of the following:

                                                     1996         1995
Provision for credit losses                         $2,483       $5,003
Net operating loss carryforwards                     3,245        1,397
Valuation allowance                                 (5,728)      (6,470)
Other                                                    -           70
                                                    -------      -------
Deferred tax asset, net                             $    -       $    -
                                                    =======      =======

At 30 June 1996, the Company has $9.6 million (1995 - $4.1 million) in net operating loss carryforwards for U.S. federal and California income tax purposes. The carryforwards expire in the fiscal years ending in 2009 to 2011 for U.S. federal income tax purposes and 1999 to 2001 for California income tax purposes. The ultimate utilization of the net operating loss carryforwards may be restricted due to changes or subsequent changes in the ownership of the Company.

- ------------------------------------------------------------------------------

11. RELATED PARTY TRANSACTIONS

During the year ended 30 June 1996, the Company incurred $456,000 (1995 - $79,000) in fees payable to three affiliates. These affiliates are related to the Company because they have certain common director(s) (one of the affiliates, which is a former subsidiary of one of the other two affiliates, also owns a 34.6% indirect interest in the Company). The fees were to pay for the accounting and administration of the Company, as well as reimbursement of certain office expenses. The Company also paid $125,000 in consulting fees and expense reimbursement to a company which is owned and controlled by an officer of the Company.

During the year, the Company issued 3,000,000 shares of its Preferred Stock, Series 1 for $6,000,000 cash to the above-mentioned affiliate which owns a 34.6% indirect interest in the Company. Also during the year, the Company acquired $6,000,000 worth of preferred stock in a subsidiary of the afore-mentioned affiliate. This investment is classified as an available-for-sale security.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

11. RELATED PARTY TRANSACTIONS - CONTINUED

The Company was related to Conversion until October 1994 when Conversion disposed of all its ownership interest in the Company. During the two years ended 30 June 1995, the Company made loans totaling $34.1 million to Conversion and 15 borrowers in which Conversion has or had an ownership interest. At 30 June 1996, the outstanding balances on these finance receivables total $7.2 million (1995 - $21.9 million) to Conversion and such affiliated borrowers. During 1995, the Company earned $4.5 million in interest and fees on the loans, received $0.04 million in commitment fees and had on hand warrants to acquire 5.7 million shares of common stock of these various borrowers (of which warrants to acquire 1.9 million shares were related to six borrowers who have filed for bankruptcy protection or effectively ceased to operate). In addition, the Company wrote-off against its allowance for credit losses $3.1 million of finance receivables relating to these borrowers during the year ended 30 June 1995. Conversion had guaranteed the repayment to the Company of $8.1 million with regard to six borrowers (which was reduced to approximately $8.0 million in July 1994 when one of the underlying loans was repaid in full). In October 1994, as part of a series of transactions with Conversion (see below) the then outstanding guarantees of $8.0 million were reduced to $5.8 million. Conversion collateralized its guarantees to the Company with substantially all of its assets.

On 23 October 1994, the Company agreed to provide Conversion with up to $3.1 million in revolving credit to replace approximately $2.2 million in outstanding broker and bank loans of Conversion and for other corporate purposes. The loan was to bear interest at a major bank's prime rate plus 7 percent, due on 1 November 1997 and was secured by all of the assets of Conversion. In connection with the loan transaction, Conversion's then outstanding guarantees in the amount of $8.0 million were reduced to $5.8 million, Conversion contributed its remaining 1,070,039 shares of the Company's Common Stock to the Company, and the management services agreement (see below) with Conversion was terminated. As of 23 October 1994, Conversion had no remaining ownership interest in the Company. On 19 May 1995, Conversion filed for bankruptcy protection. As of 30 June 1996, Conversion owed the Company an aggregate of $2.4 million (1995 - $2.3 million).

Subsequent to June 30, 1996, a settlement agreement was reached by Conversion and the Company.

On 30 June 1993, the Company entered into a management services agreement with Conversion which was terminated in October 1994. Under the terms of the agreement, Conversion provided the Company with assistance in various areas including legal, personnel, accounting and finance. The agreement provided for a minimum monthly fee of $2,000, which fee was credited against the actual costs incurred by Conversion in providing the services. For the period from 1 July 1994 through 23 October 1994, the Company exceeded the minimum monthly fee and incurred costs of $12,000 relating to services provided under this agreement.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------


12. COMMITMENTS AND CONTINGENCIES

In April 1995, the Company was added as a defendant in Hudson v. Conversion Industries, Inc. et al, United States District Court for the Central District of California. The lawsuit is a putative class action brought under the federal securities laws. The lawsuit alleges that Conversion, certain officers and directors of Conversion (some of whom were formerly officers and/or directors of the Company), Coopers & Lybrand L.L.P. (Conversion's and the Company's former external auditors) and the Company engaged in acts intended to artificially inflate the price of Conversion's stock. Among other things, the Company is alleged to have participated in this scheme by making loans to companies affiliated with Conversion, by acquiescing in Conversion's failure to consolidate the Company's results into Conversion's financial statements, and by failing to disclose the Company's purported intent to defraud Conversion's shareholders. The lawsuit further alleges that the Company controlled Conversion. The Company believes that the allegations contained in the complaint are without merit, but is trying to reach an out-of-court settlement without any admission of liability. A memorandum of understanding was signed in May 1996 and $600,000 has been accrued by the Company there under, which is included in the general and administrative expenses.

The Company is involved in various other claims and matters of litigation arising in the ordinary course of its business including collection and related actions concerning delinquent loans made by the Company. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial conditions.

The Company entered into an agreement with a key employee commencing on 1 July 1993. The agreement is for a five year term with automatic one year renewal periods in the absence of written notice to terminate from either party. The agreement provides for an annual salary of $130,000 and participation in the Company's Stock Option Plan (see Note 8) and Profit Sharing Plan (see Note 9). The agreement further provides that if employment is terminated by the Company without cause, the Company will pay a lump sum to the employee equal to all compensation payable during the remaining term of the employment agreement had the employee not been terminated, but in no event less than six months' compensation. Beginning 1 April 1996, either party may terminate the agreement with a reduced lump sum payment due to the employee.

                                                     CVD FINANCIAL CORPORATION
                                    Notes to Consolidated Financial Statements
                                       (Dollars in Tables Stated in Thousands)
30 June 1996 and 1995
- ------------------------------------------------------------------------------

13. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Significant non-cash transactions in 1996 include:

(a) The Company received payment of $131,000 in loan fees in the form of shares of the respective borrower's common stock.

(b) The Company collected $73,000 on a loan by receiving shares of a borrower's common stock.

(c) The Company converted a loan of $1,925,000 into shares of a borrower's common stock. Subsequently, the shares so received were sold for a gain.

Significant non-cash transactions in 1995 include:

(a) As discussed in Note 11, in October 1994 the Company received 1,070,039 shares of its Common Stock from Conversion which shares were recorded as a capital contribution and retained in the Company's treasury at their estimated fair market value of $2,250,000 at the date of the transaction.

(b) The Company received payment of $164,000 in loan fees in the form of shares of the respective borrower's common stock.

All the shares obtained from the borrowers were publicly traded securities and the shares were valued at their fair market value at the date of acquisition.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CVD FINANCIAL CORPORATION


Date: September 20, 1996         By: /s/ Michael J. Smith
                                     -------------------------
                                     Michael J. Smith
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith
- ---------------------------------
Michael J. Smith
President, Chief Executive Officer,
Chief Financial Officer and Director            Date:  September 20, 1996


/s/ Jimmy S.H. Lee
- ---------------------------------
Jimmy S.H. Lee
Chairman of the Board
and Director                                    Date:   September 20, 1996


/s/ Leonard Petersen
- ---------------------------------
Leonard Petersen
Director                                        Date:   September 20, 1996


/s/ Lawrence E. Beard
- ---------------------------------
Lawrence E. Beard
Director                                        Date:   September 20, 1996


/s/ Rene Randall
- ---------------------------------
Rene Randall
Director                                        Date:   September 20, 1996

                          EXHIBIT INDEX


            3.1 Certificate of Incorporation dated June 1, 1993. Incorporated by reference from Form S-1 filed June 7, 1993.
            3.2    Certificate of Designations dated July 19, 1996.
            3.3    Bylaws.  Incorporated by reference from Form S-1 filed
                   June 7, 1993.
            3.4 Amendment to the Bylaws adopted as of July 20, 1993. Incorporated by reference from Amendment No. 1 to Form S-1 filed July 26, 1993.
            4.1 Form of Indenture between CVD Financial Corporation and Harris Trust Company of New York as Trustee. Incorporated by reference from Form S-1 dated filed
                   June 7, 1993.
            4.2 Form of Common Stock Share Certificate. Incorporated by reference from Amendment No. 2 to Form S-1 filed August
                   16, 1993.
            4.3    Form of Bond.  Incorporated by reference from Amendment
                   No. 2 to Form S-1 dated filed August 16, 1993.
           10.1 Employment Agreement with L.P. "Roy" McCann. Incorporated by reference from Amendment No. 2 to Form S-1 filed August 16, 1993.
           10.2 1993 Stock Option Plan. Incorporated by reference from Form S-1 filed June 7, 1993.
           10.3 Profit Sharing Plan. Incorporated by reference from Amendment No. 1 to Form S-1 filed July 26, 1993.
           10.4 Stock Repurchase Agreement between CVD Financial Corporation and Conversion Industries Inc. dated April 18, 1994. Incorporated by reference to Form 8-K dated
                   April 28, 1994.
           10.5 Stock Pledge Agreement between CVD Financial Corporation and Conversion Industries Inc. dated April 18, 1994. Incorporated by reference to Form 8-K dated April 28, 1994.
           10.6* $1,865,367.89 Conversion Industries Inc. Guaranty dated July 30, 1993 regarding loan to Bratcher Industries, Inc. made by CVD Financial Corporation.
           10.7* $500,000 Conversion Industries Inc. Guaranty dated July 30, 1993 regarding $1,000,000 loan to Joseph Land Group, Inc. made by CVD Financial Corporation.
           10.8*   $2,000,000 Conversion Industries Inc. Guaranty dated
                   August 5, 1993 regarding $2,000,000 loan to North American Recycling Systems, Inc. made by CVD Financial Corporation.
           10.9* $900,000 Conversion Industries Inc. Guaranty dated September 27, 1993 regarding $2,500,000 loan to Metalclad Corporation made by CVD Financial Corporation.

           10.10* $1,000,000 Conversion Industries Inc. Guaranty dated October 1, 1993 regarding $1,000,000 loan to American
                   Blood Institute, Inc. made by CVD Financial Corporation. 10.11* $1,500,000 Conversion Industries Inc. Guaranty dated
                   December 27, 1993 regarding $1,5000,000 loan to Joseph
                   Land Group, Inc. made by CVD Financial Corporation.
           10.12*  $75,000 Conversion Industries Inc. Guaranty dated
                   March 14, 1994 regarding $75,000 loan to Onsite
                   Energy Corporation made by CVD Financial Corporation. 10.13* $260,000 Conversion Industries Inc. Guaranty dated
                   April 5, 1994 regarding $860,000 loan to North American Recycling Systems, Inc. made by CVD Financial Corporation.
           10.14 Loan Agreement dated October 23, 1994, between CVD Financial Corporation and Conversion Industries Inc. Incorporated by reference to Form 8-K dated October 28, 1994.
           10.15   First Amendment to the Conversion Loan Agreement
                   between CVD Financial Corporation and Conversion
                   Industries Inc.  Incorporated by reference to June 30,
                   1995 Form 10-KSB.
           10.16 Stock Purchase Agreement between CVD Financial Corporation and Mercer International Inc. dated March 22, 1995. Incorporated by reference to Form 8-K dated March 22, 1995.
           10.17 Subscription Agreement between CVD Financial Corporation and Logan International Corp. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
           10.18 Subscription Agreement between CVD Financial Corporation and Arbatax International Inc. dated for reference June 27, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
           21.     List of subsidiaries of Registrant.
           27. Article 5 - Financial Data Schedule for year ended June 30, 1996 - Form 10-KSB.
- ----------------------------
*Incorporated by reference to June 30, 1994 Form 10-KSB.