Form 10QSB
period 1996-09-30
CVD FINANCIAL CORP
filed 1996-11-14
CIK 906549

==============================================================================

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    September 30, 1996
                                         ------------------
                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      to
                                         -----   -----

                Commission file number    1-12212

                  DRUMMOND FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

                Delaware                        95-4426690
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

Suite 1250, 400 Burrard Street, Vancouver, British Columbia, Canada  V6C 3A6
             (Address of principal executive offices)

                          (604) 683-5312
                   (Issuer's telephone number)

                    CVD FINANCIAL CORPORATION
       (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --   --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class              Outstanding at November 1, 1996
            -----              -------------------------------
     Common Stock, $0.01                 2,718,600
         par value

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---
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


                  PART I.  FINANCIAL INFORMATION
                           ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                  DRUMMOND FINANCIAL CORPORATION

               (Formerly CVD Financial Corporation)

                CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                           (Unaudited)
















FORM 10-QSB
QUARTERLY REPORT - PAGE 2

                  DRUMMOND FINANCIAL CORPORATION
               (Formerly CVD Financial Corporation)

                   Consolidated Balance Sheets
                           (Unaudited)
                      (dollars in thousands)

                                          September 30, 1996   June 30, 1996
                                          ------------------   -------------

                              ASSETS
Cash and cash equivalents                    $     12,852      $     14,478
Finance receivables,  net                          11,462            12,137
Other receivables                                     276               371
Investments                                        20,167            19,283
Deferred debt issuance costs, net
 of accumulated amortization of $617
 and $567, respectively                             1,986             2,037
Other assets                                            4                 4
                                             ------------      ------------
                                             $     46,747      $     48,310
                                             ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Bonds payable, net of principal amount
 of bonds held in treasury of $2,953
 and $2,953, respectively                    $     42,047      $     42,047
Interest payable                                      759             1,787
Accounts payable and accrued liabilities              763               835
                                             ------------      ------------
                                                   43,569            44,669

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
 5,000,000 shares authorized,
 3,000,000 shares issued and outstanding     $         30      $         30
Common stock, $0.01 par value, 10,000,000
 shares authorized,4,264,000 shares issued
 and outstanding                                       43                43
Additional paid-in capital                         23,737            23,737
Accumulated deficit                               (17,576)          (17,113)
                                             ------------      ------------
                                                    6,234             6,697
Less: 1,545,400 common shares held as
 treasury stock                                    (3,056)           (3,056)
                                             ------------      ------------

Total shareholders' equity                          3,178             3,641
                                             ------------      ------------
                                             $     46,747      $     48,310
                                             ============      ============

FORM 10-QSB
QUARTERLY REPORT - PAGE 3

                 DRUMMOND FINANCIAL CORPORATION
              (Formerly CVD Financial Corporation)

        Consolidated Statements of Operations and Deficit
                           (Unaudited)
         (dollars in thousands except per share amounts)

                                        For the Three        For the Three
                                        Months Ended         Months Ended
                                      September 30, 1996   September 30, 1995
                                      ------------------   ------------------
Revenues
 Interest and loan fee income            $        441         $        816
 Gains on securities                              106                   -
                                         ------------         ------------
                                                  547                  816

Costs and expenses
 Interest                                         918                1,003
 Recovery of credit losses                       (115)                   -
 General and administrative                       206                  691
                                         ------------         ------------
                                                1,009                1,694
                                         ------------         ------------

Operating loss                                   (462)                (878)
Income tax expense                                  1                    -
                                         ------------         ------------

Net loss                                         (463)                (878)
Accumulated deficit, beginning of
 period                                       (17,113)             (18,904)
                                         ------------         ------------

Accumulated deficit, end of period       $    (17,576)        $    (19,782)
                                         ============         ============

Loss per share                           $      (0.20)        $      (0.32)
                                         ============         ============
Weighted average number of shares
 outstanding                                2,718,600            2,718,600
                                         ============         ============






FORM 10-QSB
QUARTERLY REPORT - PAGE 4

                  DRUMMOND FINANCIAL CORPORATION
               (Formerly CVD Financial Corporation)

              Consolidated Statements of Cash Flows
                           (Unaudited)
                      (dollars in thousands)

                                        For the Three        For the Three
                                        Months Ended         Months Ended
                                      September 30, 1996   September 30, 1995
                                      ------------------   ------------------
Operating activities:
 Net loss                                $       (463)        $       (878)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Recovery of credit losses                     (115)                   -
   Gains on investments, net                     (106)                   -
   Amortization of deferred debt
    issuance costs                                 51                   51
                                         ------------         ------------
                                                 (633)                (827)

 Changes in non-cash working capital:
   Receivable                                    (368)                (190)
   Interest receivable                            204                   93
   Commitment fees                               (101)                 (53)
   Other assets                                     -                  (55)
   Interest payable                            (1,028)              (1,004)
   Accounts payable and accrued
    liabilities                                   (73)                  62
                                         ------------         ------------
                                               (1,999)              (1,974)

 Purchase of trading securities                  (119)                   -
 Proceeds from sales of trading
  securities                                      202                    -
                                         ------------         ------------
                                               (1,916)              (1,974)

Investing activities:
 Advances on loan receivables                    (100)                (133)
 Payments received on loan receivables            390                1,699
                                         ------------         ------------
                                                  290                1,566

Financing activities                                -                    -
                                         ------------         ------------
                                                    -                    -
                                         ------------         ------------

Net change in cash and cash equivalent         (1,626)                (408)
Cash and cash equivalent, beginning of
 period                                        14,478               12,145
                                         ------------         ------------

Cash and cash equivalent, end of period  $     12,852         $     11,737
                                         ============         ============

Cash paid during the period for:
 Interest expenses                       $      1,787         $      1,955
 Income taxes                            $          1         $          -



FORM 10-QSB
QUARTERLY REPORT - PAGE 5

                  DRUMMOND FINANCIAL CORPORATION
               (Formerly CVD Financial Corporation)
            Notes to Consolidated Financial Statements
                        September 30, 1996
                           (Unaudited)

Note 1  Basis of Presentation
        ---------------------

In accordance with Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission, the consolidated financial statements and accompanying notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. These consolidated financial statements and accompanying notes thereto should be read in conjunction with Drummond Financial Corporation's (the "Company") audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB Annual Report for the fiscal year ended June 30, 1996. In October 1996, the Company changed its name from CVD Financial Corporation to Drummond Financial Corporation. All dollar amounts are rounded to the nearest thousands.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1996, and the results of its operations and changes in its financial position for the periods ended September 30, 1995 and 1996. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

As at September 30, 1995, the Company had a negative shareholders' equity, and failed to meet the minimum consolidated tangible net worth requirement under its Bond indenture which raised substantial doubt about its ability to continue as a going concern. However, no adjustments were made to reflect such uncertainties for the 1995 comparative figures, and the Company did not receive a notice of the event of default from the trustee of the Bonds during the time in which the Company failed to satisfy the net worth requirement.

As at June 30 and September 30, 1996, the Company had a positive shareholders' equity, and was in compliance with all financial requirements under the Bond indenture.

While the Company reported net income in 1996 principally as a result of realizing gains on sales of investments, the Company had an accumulated deficit of $17.1 million as at June 30, 1996. The Company now focuses on investment and merchant banking activities while de-emphasizing




FORM 10-QSB
QUARTERLY REPORT - PAGE 6
asset-based commercial lending. However, there is no assurance that such business strategies will improve future cash flow.

Note 2  Bonds Payable
        -------------

Prior to October 1996, the Company was required under its Bond indenture to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1. As of September 30, 1996, the Company had a net shareholders' equity of $3.2 million, which met the minimum required tangible net worth of $2.9 million. The Company was not in compliance with this provision for the quarter ended September 30, 1995. During the period in which the Company was unable to satisfy the tangible net worth ratio requirement, the trustee under the Bond indenture, acting on behalf of all holders of the Bonds or at the request of holders of at least 25% of the principal amount of the outstanding Bonds, was entitled at its option to exercise certain remedies, including the declaration of a default under the Bond indenture and the making of a demand that the Bonds be immediately paid in full if the net worth ratio is not cured within 90 days after receipt of notice of the event of default. However, no event of default was declared.

In October 1996, the Bond indenture was amended to, among other things, delete the requirement to meet the tangible net worth ratio.

The Company did not make its semi-annual Bond interest payment due on July 25, 1996 until August 22, 1996. The delinquent payment did not result in an event of default, as the payment was made within the 30 day cure period provided for under the terms of the Bond indenture.

Note 3  Adoption of Accounting Standard Regarding Impaired Loans
        --------------------------------------------------------

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The statement is effective for fiscal years beginning after December 15, 1994, and thus, is effective for the Company beginning on July 1, 1995. However, if the Company had elected to adopt the statement for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Company's June 30, 1995 allowance for credit losses.

Under the provisions of the statement, when a loan is impaired as defined in the statement, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effective rate is either the rate of return implicit in the loan for a loan with fixed interest and principal repayment terms or the interest rate in effect when the loan
first becomes impaired for a loan with a variable interest rate.   The Company
has adopted a measurement method on a loan-by-loan basis. Since the present value of an impaired loan's expected future cash flows will change from one reporting period to the next because of the passage of time and also may change because of revised estimates in the amount or timing of those cash flows, the Company has established a policy of recognizing

FORM 10-QSB
QUARTERLY REPORT - PAGE 7
these present value changes as either an increase or decrease in its provision for credit losses as applicable for each reporting period.

The Company continued to apply FASB Statement No. 5, "Accounting for Contingencies" to provide an allowance on a pool of unimpaired loans.

As of September 30, 1996, the Company had identified impaired finance receivables with a recorded investment totaling $12.3 million and had established a specific allowance for credit losses totaling $4.9 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the three months ended September 30, 1996 is as follows:

                                                              Three Months
                                                              ------------
                                                             (in thousands)
  Balance, beginning of period                                $      7,202
  Decrease in provision                                               (115)
  Charge-offs                                                       (1,695)
                                                              ------------
  Balance, end of period                                      $      5,392
                                                              ============
  Consisted of:
   Specific allowance under FASB Statement No. 114            $      4,891
   General allowance under FASB Statement No. 5                        501
                                                              ------------
                                                              $      5,392
                                                              ============

The following table summarizes the calculation of net finance receivables as at September 30, 1996:

  Finance receivables, gross                                  $     16,854
  Less allowance for credit losses                                  (5,392)
                                                              ------------
  Finance receivables, net                                    $     11,462
                                                              ============









FORM 10-QSB
QUARTERLY REPORT - PAGE 8

                  PART I.  FINANCIAL INFORMATION
                           ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended September 30, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended September 30, 1996
-------------------------------------------------------------

Revenues for the three months ended September 30, 1996 decreased to $547,000 from $816,000 in the comparative period of 1995. Interest and loan fee income decreased to $441,000 for the quarter ended September 30, 1996 from $816,000 for the comparative period of 1995, primarily due to a reduction in the dollar amount of outstanding performing loans. The Company's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate remained at 8.25% during the three months ended September 30, 1996, compared to a decrease to 8.75% from 9.00% during the comparative period of 1995. The Company recognized $106,000 in gains on securities for the three months ended September 30, 1996.

Costs and expenses for the three months ended September 30, 1996 decreased to $1.0 million from $1.7 million in the comparative period of 1995, primarily as a result of a decrease in general and administrative expenses. General and administrative expenses were $206,000 for the three months ended September 30, 1996, compared to $691,000 for the three months ended September 30, 1995, primarily as the result of reduced legal fees and loan collection costs.

Interest expense decreased to $0.9 million for the three months ended September 30, 1996 from $1.0 million for the comparative period of 1995, primarily as a result of a lower minimum interest rate accrued on the Company's 15 Year Variable Rate Bonds (the "Bonds"). For the three months ended September 30, 1996, interest was accrued at the rate of 8.25% per annum, and 9.00% per annum for the three months ended September 30, 1995. In the quarter ended September 30, 1996, the Company reported a recovery of credit losses of $115,000.

No income tax provision was recognized for the three months ended September 30, 1996, except for the payment of a minimum tax of $1,000. The Company has deferred tax benefits with respect to net operating loss carry forwards which have not been recognized as there is no assurance that they will be realized. In the comparative period of 1995, the Company recognized no income tax provision.

For the three months ended September 30, 1996, the Company reported a net loss of $463,000, compared to a net loss of $878,000 in the comparative period of 1995. The decrease in the net



FORM 10-QSB
QUARTERLY REPORT - PAGE 9
loss in the current period was primarily attributable to the lower general and administrative expenses incurred during the current period. The decrease in the general and administrative expenses was partially offset by the decrease in interest and loan fee income.

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents at September 30, 1996 were $12.9 million, which represents a decrease of $1.6 million from June 30, 1996.

Net cash used by operations for the three months ended September 30, 1996 was $1.9 million, compared to net cash used by operations of $2.0 million for the comparative period of 1995.

Cash provided by investing activities was $290,000 during the current period as compared to $1.6 million during the comparative period of 1995, primarily due to a decrease in collections on loan receivables resulting from a smaller loan portfolio. The Company's finance receivables at September 30, 1996 were $16.9 million, compared to $39.0 million at September 30, 1995.

The Company did not make its semi-annual interest payment on the Bonds due July 25, 1996 until August 22, 1996. The delinquent payment did not result in an event of default as the payment was made within the 30 day cure period provided for under the terms of the indenture governing the Company's Bonds (the "Bond Indenture"). As at the date hereof, no defaults exist under the Bonds. The next regularly scheduled interest payment date is January 25, 1997.

In October 1996, the Company's Bond Indenture was amended to, among other things, delete the provisions that require the Company to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1, and redeem all of the Bonds if any person or group (other than Conversion Industries Inc. ("Conversion") or its affiliates) acquires 35.0% or more of the combined voting power of the then outstanding securities of the Company. As a result of the deletion of the 35% threshold, Arbatax International Inc. ("Arbatax"), who owns approximately 34.6% of the Company's outstanding common stock and all of the Company's outstanding variable voting cumulative preferred stock, controls 47.9% of the total votes of the Company.

The Company used $2.0 million in operating activities, before any activities in trading securities, in both the three months ended September 30, 1996 and 1995. As at September 30, 1996, the Company had $12.9 million in cash and cash equivalents, and $20.2 million in securities, the majority of which were highly liquid investment grade bonds. There were no new loans approved during the current period, and the Company proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. Therefore, subject to the contingencies described in the foregoing paragraphs, the Company anticipates that its cash and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Company's debt costs and cover the day-to-day general and administrative expenses during the short-term.


FORM 10-QSB
QUARTERLY REPORT - PAGE 10

Finance Receivables
-------------------

The Company's loan portfolio at September 30, 1996 aggregated $16.9 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from eight borrowers, compared to an aggregate of $39.0 million in finance receivables due from 16 borrowers at September 30, 1995.

Non-performing Loans at September 30, 1996

At September 30, 1996, loans to four borrowers, who had finance receivables totaling $12.3 million, representing approximately 73% of the outstanding portfolio, had been classified as non-performing. The Company designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier, if the Company has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection). Non-performing loans have a significant negative effect on the Company's interest margin, as the Company does not realize income on these loans, but does incur holding costs (primarily interest expense).

The following table compares the finance receivables of the non-performing loans as at September 30, 1996 with the finance receivables of such loans as at September 30, 1995:

                                       Outstanding Finance Receivables
                                   ---------------------------------------
                                   September 30, 1996   September 30, 1995
                                   ------------------   ------------------
                                                 (in thousands)
Non-performing Loans
--------------------

Clean-Up Technology, Inc. and
 subsidiaries                        $      2,958         $      3,434
Enviropur Waste Refining and
 Technology, Inc.                           4,237                4,158
Heartland, Inc.                             2,075                2,009
PDG Environmental, Inc.                     3,027                3,064
                                     ------------         ------------
                                     $     12,297         $     12,665
                                     ============         ============

As at September 30, 1996, three of these entities, who had non-performing finance receivables totaling $6.5 million, representing 38% of the outstanding portfolio, had filed voluntary petitions for bankruptcy protection. The Company also had additional non-performing finance receivables totaling $2.8 million, 17% of the Company's portfolio, due from the parent of one of the entities which had filed for bankruptcy protection. The parent company had distinct operations from its subsidiary in an unrelated business but, in February 1995, effectively ceased its operations.

During the year ended June 30, 1996, the Company designated the loan to PDG Environmental, Inc. ("PDGE") in the principal amount of $2.9 million as non-performing due to non-payment of

FORM 10-QSB
QUARTERLY REPORT - PAGE 11
interest. In September 1996, the Company entered into an agreement with PDGE which provides that PDGE will transfer to the Company, in partial settlement of the loan, subject to certain conditions, PDGE's 60% interest in ICHOR Corporation (formerly PDG Remediation Inc.) ("ICHOR"). ICHOR is an environmental remediation company listed on the NASDAQ SmallCap Market.

Loans Previously Designated as Non-performing

In November 1995, the Company's loan in the amount of $3.0 million to Beta Well Service Inc. ("Beta") was newly designated as non-performing after the Company declared events of default for failure to comply with certain loan covenants and, as a consequence, demanded immediate repayment of all principal and interest. In connection with this action, the Company terminated the remaining $7.0 million of its unfunded loan commitment to Beta. Beta disputed the Company's actions and various arbitration and litigation proceedings were initiated. The Company also solicited proxies to elect an alternative board of directors of Beta. In September 1996, the Company and Beta entered into a settlement agreement whereby: (i) all litigation proceedings and arbitration proceedings between the parties were settled; (ii) the Company's $3 million loan to Beta was reaffirmed as a term loan with the maturity being extended to February 1999, the interest rate accruing thereon being reduced by 5% effective November 1, 1995, and such loan being collateralized; (iii) the share warrants granted to the Company to purchase one million common shares of Beta at $10.125 per share were amended to constitute warrants to purchase 200,000 shares of Beta at $2.00 per share; (iv) Beta agreed to reimburse the Company, in cash or by the issuance of common shares, for its third party expenses with respect to the dispute over the loan agreement and 75% of its third party expenses arising out of the proxy dispute; and (v) the Company's president was appointed as a director of Beta. Beta is a publicly traded company headquartered in Calgary, Alberta, Canada and is primarily engaged in oil well service, oil production, and oil field equipment manufacturing. At the time of the Company's first advance to Beta in February 1994, Conversion, the Company's former parent, had a 9% ownership interest in Beta and had in excess of a 47% ownership interest in the Company (as of October 1994, Conversion no longer had any ownership interest in the Company).

In May 1995, Conversion defaulted under its loan agreement with the Company by failing to make an interest payment to the Company of $177,000 due May 1, 1995, during the grace period provided under the loan agreement. The Company demanded immediate repayment of the entire balance and performance with regard to $4.9 million of loan guarantees. Conversion subsequently filed a voluntary petition for bankruptcy protection under Chapter 11 in May 1995. As of June 30, 1996, Conversion owed the Company $2.3 million under the loan agreement in addition to performance under its loan guarantees. In September 1996, the Company and Conversion reached a settlement with respect to all outstanding matters between the parties, including Conversion's outstanding loan and loan guarantees. Under the terms of the settlement, all litigation and claims between the parties have been dismissed and the Company is to receive an assignment of certain promissory notes, stock purchase warrants and rights relating to a loan and 747,389 shares of



FORM 10-QSB
QUARTERLY REPORT - PAGE 12

Beta. Since December 1994, the Company has had no officers and/or directors who were also concurrently officers and/or directors of Conversion.

Allowance for Credit Losses

The Company maintains an allowance for credit losses at an amount estimated to cover potential losses on finance receivables which have experienced an event of impairment or for which collection of outstanding principal, interest and reimbursable expenses has become doubtful. Amounts deemed to be uncollectible are charged off against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on the Company's evaluation of numerous factors, including the adequacy of the collateral securing the loans, the operating environments of the various borrowers and the historical experience of the various borrowers' management, and reflects the Company's best estimate of the necessary level of the allowance for credit losses. The activity with regards to the allowance for credit losses during the three months ended September 30, 1996 and 1995 is as follows:

                                                     September 30,
                                     --------------------------------------
                                                  1996               1995
                                     ----------------------------   -------
                                               (in thousands)

                                     Specific   General    Total     Total
Changes in Allowance                 Reserve    Reserve   Reserve   Reserve
--------------------                 --------   -------   -------   -------
Balance, beginning of period         $ 6,702    $   500   $ 7,202  $ 14,716
Provision (recovery) for the period     (116)         1      (115)        -
Charge-offs for the period            (1,695)         -    (1,695)     (100)
                                     -------    -------   -------  --------
Balance, end of period               $ 4,891    $   501   $ 5,392  $ 14,616
                                     =======    =======   =======  ========

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


FORM 10-QSB
QUARTERLY REPORT - PAGE 13

The following tables summarize the Company's specific reserves for credit losses prepared in accordance with FASB No. 114 as at September 30, 1996 and September 30, 1995:

                            SEPTEMBER 30, 1996
                          (dollars in thousands)

                                              Total future        Total related             Specific
                                              expected cash          costs            Net   reserve
                          # of   Recorded    collections, net     expected to       present under FASB
                          loans  investment  of related costs(1)  be incurred(1)(2)  value   No. 114
                          -----  ----------  -------------------  -----------       ------- ----------
IMPAIRED LOANS
Collateral dependant(3):
 Continuing to operate      2   $  7,264        $  6,024              $   300     $ 4,569  $ 2,695

Future cash flows:
 Bankruptcy or
  ceased to operate         2      5,033           5,213                  375       2,837    2,196
                           --   --------        --------              -------     -------  -------
Subtotal                    4     12,297        $ 11,237              $   675     $ 7,406    4,891
                                                ========              =======     =======
UNIMPAIRED LOANS            4      4,557                                                       501(4)
                           --   --------                                                   -------
Grand total                 8   $ 16,854                                                   $ 5,392
                           ==   ========                                                   =======
























FORM 10-QSB
QUARTERLY REPORT - PAGE 14


                            SEPTEMBER 30, 1995
                          (dollars in thousands)

                                              Total future                      Specific
                                              expected cash            Net      reserve
                          # of   Recorded    collections, net        present   under FASB
                          loans  investment  of related costs(1)      value     No. 114
                          -----  ----------  ----------------        -------   ----------
IMPAIRED LOANS
Collateral dependant(3):
 Bankruptcy or
  ceased to operate         4   $ 5,024         $  3,595            $ 3,167     $ 1,857
 Continuing to operate      3     9,491            9,085              6,618       2,873

Future cash flows:
 Bankruptcy or
  ceased to operate         4     8,703            6,633              3,726       4,977
 Continuing to operate      1     5,155            1,590              1,492       3,663
                           --   -------         --------            -------     -------
Subtotal                   12    28,373         $ 20,903            $15,003      13,370
                                                ========            =======
UNIMPAIRED LOANS            4    10,592                                           1,246(4)
                           --   -------                                         -------
Grand total                16   $38,965                                         $14,616
                           ==   =======                                         =======

------------------------------
Notes:

1. The estimate of expected cash flows represents the Company's best estimate based on reasonable and supportable assumptions and projections. The period over which future expected net cash collections will occur is 1.5 years for loans that are collateral dependant and the borrower is continuing to operate and 3.75 years for loans which may generate future cash flows and the borrower is bankrupt or has ceased to operate.

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

4. The general reserve is determined in accordance with FASB No. 5 on a pool of unimpaired loans.

FORM 10-QSB
QUARTERLY REPORT - PAGE 15

                 PART II.  FINANCIAL INFORMATION
                           ---------------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's annual report on Form 10-KSB for the year ended June 30, 1996 for information concerning certain legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

In October 1996, the Bond Indenture was amended to, among other things, delete certain financial ratio requirements, amend the definition of "change of control of the Company" to delete a 35% threshold, and delete the limitation of a maximum of $1 million of unsecured indebtedness that can be incurred by the Company. The amendments to the Bond Indenture have provided the Company with greater flexibility in its business affairs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on September 6, 1996. At the meeting, Leonard Petersen was elected as a director to hold office for a one-year term, expiring in 1996, Michael Smith and Lawrence E. Beard were elected as directors to hold office for a two-year term, expiring in 1997, and Rene Randall and Jimmy Lee were elected as directors to hold office for a three-year term, expiring in 1998.

The following matters were submitted and voted upon at the meeting:

1. Election of the Board of Directors:
                                                            Abstentions and
           Name               Votes For    Votes Withheld   Broker Non-Votes
           ----               ---------    --------------   ----------------

   Lawrence E. Beard          2,167,224         -                 -
   Jimmy S.H. Lee             2,167,224         -                 -
   Leonard Petersen           2,167,224         -                 -
   Rene Randall               2,167,224         -                 -
   Michael J. Smith           2,167,224         -                 -









FORM 10-QSB
QUARTERLY REPORT - PAGE 16

2. Approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Drummond Financial Corporation".

                                                            Abstentions and
       Votes For         Votes Against     Votes Withheld   Broker Non-Votes
       ---------         -------------     --------------   ----------------

       2,162,224             5,200              -                 -

3. Approval of an amendment to the Company's Certificate of Incorporation to expand the permitted activities of the Company.

                                                            Abstentions and
       Votes For         Votes Against     Votes Withheld   Broker Non-Votes
       ---------         -------------     --------------   ----------------

       1,436,681             5,000              -                 -

4. Approval of an amendment to the Company's Certificate of Incorporation to provide for staggered terms for directors.

                                                            Abstentions and
       Votes For         Votes Against     Votes Withheld   Broker Non-Votes
       ---------         -------------     --------------   ----------------

       1,397,970            41,711              -                 -

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number             Description
--------------             -----------

    3.1 Certificate of Amendment to the Certificate of Incorporation of Drummond Financial Corporation dated October 14, 1996.
    4.1 Second Supplemental Indenture between Drummond Financial Corporation and Harris Trust Company of New York, as trustee, dated for reference October 23, 1996.
    27          Article 5 - Financial Data Schedule for 1st Quarter 1996
                Form 10-QSB.

(b)  Reports on Form 8-K

     None.


FORM 10-QSB
QUARTERLY REPORT - PAGE 17

                            SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 11, 1996


                                              CVD FINANCIAL CORPORATION

                                              By: /s/Michael J. Smith
                                                 ---------------------------
                                                 Michael J. Smith, President,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer



































FORM 10-QSB
QUARTERLY REPORT - PAGE 18

                          EXHIBIT INDEX
                          -------------

Exhibit Number             Description
--------------             -----------

    3.1 Certificate of Amendment to the Certificate of Incorporation of Drummond Financial Corporation dated October 14, 1996.
    4.1 Second Supplemental Indenture between Drummond Financial Corporation and Harris Trust Company of New York, as trustee, dated for reference October 23, 1996.
    27          Article 5 - Financial Data Schedule for 1st Quarter 1996
                Form 10-QSB.





FORM 10-QSB
QUARTERLY REPORT - PAGE 19