Form 10QSB
period 1996-12-31
DRUMMOND FINANCIAL CORP
filed 1997-02-14
CIK 906549

==============================================================================


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996
                                        -----------------

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

                          (604) 683-5312
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X   No
                                                                   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class               Outstanding at February 1, 1997
            -----               -------------------------------
         Common Stock, $0.01                2,718,600
         par value

Transitional Small Business Disclosure Format:   Yes       No   X
                                                     -----    -----

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

                  PART I.  FINANCIAL INFORMATION
                           ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                  DRUMMOND FINANCIAL CORPORATION

               (Formerly CVD Financial Corporation)

                CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

                           (Unaudited)
























FORM 10-QSB
QUARTERLY REPORT - PAGE 2

                  DRUMMOND FINANCIAL CORPORATION
               (Formerly CVD Financial Corporation)

                   Consolidated Balance Sheets
                           (Unaudited)
                      (dollars in thousands)

                                           December 31, 1996   June 30, 1996
                                           -----------------   -------------

                              ASSETS
Cash and cash equivalents                       $      5,484     $    14,478
Finance receivables,  net                              9,764          12,137
Other receivables                                        536             371
Investments                                           30,620          19,283
Deferred debt issuance costs, net
  of accumulated amortization                          2,209           2,037
Other assets                                               4               4
                                                ------------     -----------
                                                $     48,617     $    48,310
                                                ============     ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Bonds payable, net of principal amount
  of bonds held in treasury of $2,953           $     42,047     $    42,047
Interest payable                                       1,734           1,787
Accounts payable and accrued liabilities                 289             835
                                                ------------     -----------
                                                      44,070          44,669

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  5,000,000 shares authorized,
  3,000,000 shares issued and outstanding                 30              30
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  4,264,000 shares issued and outstanding                 43              43
Additional paid-in capital                            23,737          23,737
Accumulated deficit                                  (17,207)        (17,113)
Unrealized holding gain on
  available-for-sale securities                        1,000               -
                                                ------------     -----------
                                                       7,603           6,697
Less: 1,545,400 common shares
  held as treasury stock                              (3,056)         (3,056)
                                                ------------     -----------

Total shareholders' equity                             4,547           3,641
                                                ------------     -----------
                                                $     48,617     $    48,310
                                                ============     ===========

FORM 10-QSB
QUARTERLY REPORT - PAGE 3

                  DRUMMOND FINANCIAL CORPORATION
               (Formerly CVD Financial Corporation)

        Consolidated Statements of Operations and Deficit
                           (Unaudited)
         (dollars in thousands except per share amounts)

                                          For the Six         For the Six
                                          Months Ended        Months Ended
                                        December 31, 1996   December 31, 1995
                                        -----------------   -----------------
Revenues
  Interest and loan fee income            $         860        $       1,504
  (Loss) gains on securities                       (564)               1,779
  Other                                             607                    -
                                          -------------        -------------
                                                    903                3,283

Costs and expenses
  Interest                                        1,860                1,996
  Recovery of credit losses                      (1,704)              (1,528)
  General and administrative                        840                1,642
                                          -------------        -------------
                                                    996                2,110
                                          -------------        -------------
Operating (loss) income                             (93)               1,173
Income tax expense                                    1                    1
                                          -------------        -------------
(Loss) income before
  extraordinary item                                (94)               1,172
Extraordinary item, extinguishment
  of debt                                             -                  118
                                          -------------        -------------
Net (loss) income                                   (94)               1,290
Accumulated deficit, beginning
  of period                                     (17,113)             (18,904)
                                          -------------        -------------
Accumulated deficit, end of period        $     (17,207)       $     (17,614)
                                          =============        =============

(Loss) income per share:
  (Loss) income before
    extraordinary item                    $       (0.09)       $        0.43
  Extraordinary item                                  -                 0.04
                                          -------------        -------------
                                          $       (0.09)       $        0.47
                                          =============        =============
Weighted average number of
  shares outstanding                          2,718,600            2,718,600
                                          =============        =============






FORM 10-QSB
QUARTERLY REPORT - PAGE 4

                  DRUMMOND FINANCIAL CORPORATION
               (Formerly CVD Financial Corporation)

        Consolidated Statements of Operations and Deficit
                           (Unaudited)
         (dollars in thousands except per share amounts)

                                       For the Three          For the Three
                                       Months Ended           Months Ended
                                     December 31, 1996      December 31, 1995
                                     -----------------      -----------------
Revenues
  Interest and loan fee income           $        419           $        688
  (Loss) gains on securities                     (670)                 1,779
  Other                                           607                      -
                                         ------------           ------------
                                                  356                  2,467

Costs and expenses
  Interest                                        942                    993
  Recovery of credit losses                    (1,589)                (1,528)
  General and administrative                      634                    951
                                         ------------           ------------
                                                  (13)                   416
                                         ------------           ------------

Operating income                                  369                  2,051
Income tax expense                                  -                      1
                                         ------------           ------------
Income before extraordinary item                  369                  2,050

Extraordinary item, extinguishment
  of debt                                           -                    118
                                         ------------           ------------
Net income                                        369                  2,168

Accumulated deficit, beginning
  of period                                   (17,576)               (19,782)
                                         ------------           ------------
Accumulated deficit, end of period       $    (17,207)          $    (17,614)
                                         ============           ============
Income per share:
  Income before extraordinary item       $       0.11           $       0.76
  Extraordinary item                                -                   0.04
                                         ------------           ------------
                                         $       0.11           $       0.80
                                         ============           ============
Weighted average number of
  shares outstanding                        2,718,600              2,718,600
                                         ============           ============






FORM 10-QSB
QUARTERLY REPORT - PAGE 5

                  DRUMMOND FINANCIAL CORPORATION
               (Formerly CVD Financial Corporation)

              Consolidated Statements of Cash Flows
                           (Unaudited)
                      (dollars in thousands)

                                          For the Six         For the Six
                                          Months Ended        Months Ended
                                        December 31, 1996   December 31, 1995
                                        -----------------   -----------------
Operating activities:
 Net (loss) income                        $         (94)       $       1,290
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Extraordinary gain on early
    extinguishment of debt                            -                 (118)
   Recovery of credit losses                     (1,704)              (1,528)
   Loss (gains) on investments, net                 564               (1,779)
   Amortization of deferred debt
    issuance costs                                    6                  102
                                          -------------        -------------
                                                 (1,228)              (2,033)
 Changes in non-cash working capital:
   Receivable                                      (206)                   -
   Interest receivable                              118                  144
   Commitment fees                                 (109)                 178
   Other assets                                    (172)                (667)
   Interest payable                                 (53)                 (64)
   Accounts payable and accrued liabilities        (546)                 472
                                          -------------        -------------
                                                 (2,196)              (1,970)

 Purchase of trading securities                 (21,831)              (7,612)
 Proceeds from sales of trading
  securities                                     12,995                1,409
                                          -------------        -------------
                                                (11,032)              (8,173)
Investing activities:
 Advances on loan receivables                    (1,100)                (133)
 Payments received on loan
  receivables                                     3,138                8,849
                                          -------------        -------------
                                                  2,038                8,716
Financing activities:
 Purchase of the treasury bonds                       -                 (126)
                                          -------------        -------------
                                                      -                 (126)
                                          -------------        -------------
Net change in cash and cash equivalent           (8,994)                 417
Cash and cash equivalent,
  beginning of period                            14,478               12,145
                                          -------------        -------------
Cash and cash equivalent,
  end of period                           $       5,484        $      12,562
                                          =============        =============
Cash paid during the period for:
 Interest expenses                        $       1,913        $       1,957
 Income taxes                             $           1        $           1

FORM 10-QSB
QUARTERLY REPORT - PAGE 6

                  DRUMMOND FINANCIAL CORPORATION
               (Formerly CVD Financial Corporation)

            Notes to Consolidated Financial Statements
                        December 31, 1996
                           (Unaudited)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of December 31, 1996, and the results of its operations and changes in its financial position for the periods ended December 31, 1995 and 1996. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

As at December 31, 1995, the Company had a negative shareholders' equity, and failed to meet the minimum consolidated tangible net worth requirement under its Bond indenture which raised substantial doubt about its ability to continue as a going concern. However, no adjustments were made to reflect such uncertainties for the 1995 comparative figures, and the Company did not receive a notice of the event of default from the trustee of the Bonds during the time in which the Company failed to satisfy the net worth requirement.

As at June 30 and December 31, 1996, the Company had a positive shareholders' equity, and was in compliance with all financial requirements under the Bond indenture.

While the Company reported net income in fiscal 1996 principally as a result of realizing gains on sales of investments, the Company had an accumulated deficit of $17.1 million as at June 30, 1996. The Company now focuses on investment and merchant banking activities while de-emphasizing asset-based commercial lending. However, there is no assurance that such business strategies will improve future cash flow.













FORM 10-QSB
QUARTERLY REPORT - PAGE 7

Note 2    Bonds Payable
          -------------

Prior to October 1996, the Company was required under its Bond indenture to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1. The Company was not in compliance with this provision as at December 31, 1995 and March 31, 1996 but was in compliance with the provision as at June 30, 1996. During the period in which the Company was unable to satisfy the tangible net worth ratio requirement, the trustee under the Bond indenture, acting on behalf of all holders of the Bonds or at the request of holders of at least 25% of the principal amount of the outstanding Bonds, was entitled at its option to exercise certain remedies, including the declaration of a default under the Bond indenture and the making of a demand that the Bonds be immediately paid in full if the net worth ratio is not cured within 90 days after receipt of notice of the event of default. However, no event of default was declared.

In October 1996, the Bond indenture was amended to, among other things, delete the requirement to meet the tangible net worth ratio.

The Company did not make its semi-annual Bond interest payment due on January 25, 1997. The Company has advised the trustee that it will pay the interest on February 21, 1997, which is within the 30 day cure period provided under the terms of the Bond indenture, and thus, will not result in an event of default.

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








FORM 10-QSB
QUARTERLY REPORT - PAGE 8

As of December 31, 1996, the Company had identified impaired finance receivables with a recorded investment totaling $5.0 million and had established a specific allowance for credit losses totaling $2.2 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the six months ended December 31, 1996 is as follows:

                                                                Six Months
                                                                ----------
                                                              (in thousands)
Balance, beginning of period                                    $    7,202
Decrease in provision                                               (1,704)
Charge-offs, net of charge-back                                     (3,224)
                                                                ----------
Balance, end of period                                          $    2,274
                                                                ==========
Consisted of:
  Specific allowance under FASB Statement No. 114               $    2,204
  General allowance under FASB Statement No. 5                          70
                                                                ----------
                                                                $    2,274
                                                                ==========

The following table summarizes the calculation of net finance receivables as at December 31, 1996:

Finance receivables, gross                                      $   12,038
Less allowance for credit losses                                    (2,274)
                                                                ----------
Finance receivables, net                                        $    9,764
                                                                ==========

Note 4    Related Party Transactions
          --------------------------

In December 1996, the Company sold its loan to Enviropur Waste Refining and Technology, Inc. to a subsidiary of the Company's parent company, Arbatax International Inc., for $2.4 million in cash, which was approximately the Company's carrying value of the loan. Certain officers and directors of the Company are also officers and directors of the purchaser.













FORM 10-QSB
QUARTERLY REPORT - PAGE 9

                 PART I.    FINANCIAL INFORMATION
                            ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company for the six months and quarter ended December 31, 1996 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1996

Revenues for the six months ended December 31, 1996 decreased to $903,000 from $3.3 million in the comparative period of 1995. In the current period, the Company recognized a $564,000 loss on securities, compared to a gain on securities of $1.8 million in the comparative period of 1995. Interest and loan fee income decreased to $860,000 for the six months ended December 31, 1996 from $1.5 million for the comparative period of 1995, primarily due to a reduction in the dollar amount of outstanding performing loans. The Company's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate remained at 8.25% during the six months ended December 31, 1996, compared to a decrease to 8.50% from 9.00% during the comparative period of 1995. In the six months ended December 31, 1996, the Company had other revenue of $607,000, of which $600,000 resulted from a consent dismissal of a court action for which the Company had made a provision. See "Legal Proceedings".

Costs and expenses for the six months ended December 31, 1996 decreased to $1.0 million from $2.1 million in the comparative period of 1995, primarily as a result of a decrease in general and administrative expenses. General and administrative expenses decreased to $840,000 for the six months ended December 31, 1996, compared to $1.6 million for the comparative period of 1995, primarily as the result of reduced legal fees and loan collection costs. In the six months ended December 31, 1996, the Company reported a recovery of credit losses of $1.7 million, compared to $1.5 million for the comparative period of 1995.

Interest expense decreased to $1.9 million for the six months ended December 31, 1996 from $2.0 million for the comparative period of 1995, primarily as a result of a lower minimum interest rate accrued on the Company's 15 Year Variable Rate Bonds (the "Bonds"). For the six months ended December 31, 1996, interest was accrued at the rate of 8.25% per annum, and 9.00% per annum for the six months ended December 31, 1995.

No income tax provision was recognized for the six months ended December 31, 1996 and 1995, except for the payment of a minimum tax of $1,000. The Company has deferred tax benefits with respect to net operating loss carry forwards which have not been recognized as there is no assurance that they will be realized.

For the six months ended December 31, 1996, the Company reported a net loss of $94,000, compared to net income of $1.3 million in the comparative period of 1995, which included $118,000 of extraordinary gains on the early extinguishment of debt. The net loss in the current









FORM 10-QSB
QUARTERLY REPORT - PAGE 10
period was primarily attributable to the loss on securities, which was partially off-set by other income and the lower general and administrative expenses. Results for the comparative period of 1995 included a gain on securities of $1.8 million.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996

Revenues for the three months ended December 31, 1996 decreased to $356,000 from $2.5 million in the comparative period of 1995. The Company recognized a $670,000 loss on securities for the three months ended December 31, 1996, compared to $1.8 million in gains on securities for the comparative period of 1995. Interest and loan fee income decreased to $419,000 for the quarter ended December 31, 1996 from $688,000 for the comparative period of 1995, primarily due to a reduction in the dollar amount of outstanding performing loans. The Company's loans generally earn interest at the prime rate charged by the Bank plus 2% to 7%. The Bank's prime rate remained at 8.25% during the three months ended December 31, 1996, compared to a decrease to 8.50% from 8.75% during the comparative period of 1995. In the quarter ended December 31, 1996, the Company had other revenues of $607,000, of which $600,000 resulted from the reversal of a provision for a court action which was dismissed without any liability or cost to the Company. See "Legal Proceedings".

Costs and expenses for the three months ended December 31, 1996 decreased to a recovery of $13,000 from $416,000 in the comparative period of 1995, primarily as a result of a decrease in general and administrative expenses and recovery of credit losses. General and administrative expenses decreased to $634,000 for the quarter ended December 31, 1996, compared to $1.0 million for the comparative period of 1995, primarily as the result of reduced legal fees and loan collection costs. In the quarter ended December 31, 1996, the Company reported a recovery of credit losses of $1.6 million, compared to $1.5 million in the comparative period of 1995.

Interest expense decreased to $942,000 for the quarter ended December 31, 1996 from $1.0 million for the comparative period of 1995, primarily as a result of a lower minimum interest rate accrued on the Bonds. For the three months ended December 31, 1996, interest was accrued at the rate of 8.25% per annum, and 9.00% per annum for the three months ended December 31, 1995.

For the three months ended December 31, 1996, the Company reported net income of $369,000, compared to net income of $2.2 million in the comparative period of 1995 which included $118,000 of extraordinary gains on the early extinguishment of debt. Results for the comparative period of 1995 included a gain on securities of $1.8 million compared to a loss on securities of $607,000 in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at December 31, 1996 were $5.5 million, which represents a decrease of $9.0 million from June 30, 1996.













FORM 10-QSB
QUARTERLY REPORT - PAGE 11

Net cash used by operations for the six months ended December 1996 was $11.0 million, compared to net cash used by operations of $8.2 million for the comparative period of 1995. The Company used $2.2 million in operating activities, before any activities in trading securities, in the six months ended December 1996, compared to using cash of $2.0 million in the comparative period of 1995.

Cash provided by investing activities was $2.0 million during the current period as compared to $8.7 million during the comparative period of 1995, primarily due to a decrease in collections on loan receivables resulting from a smaller loan portfolio, and a loan advance during the current period of $1.1 million. The Company's finance receivables at December 31, 1996 were $9.8 million, compared to $19.0 million at December 31, 1995.

The Company did not make its semi-annual interest payment on the Bonds due January 25, 1997. The Company has advised the trustee that it will pay the interest on February 21, 1997, which is within the 30 day cure period provided for under the terms of the indenture governing the Company's Bonds (the "Bond Indenture"). As at the date hereof, no defaults exist under the Bonds. The next regularly scheduled interest payment date is July 25, 1997.

In October 1996, the Company's Bond Indenture was amended to, among other things, delete the provisions that require the Company to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1, and redeem all of the Bonds if any person or group acquires 35.0% or more of the combined voting power of the then outstanding securities of the Company. As a result of the deletion of the 35% threshold, Arbatax International Inc., who owns approximately 34.6% of the Company's outstanding common stock and all of the Company's outstanding variable voting cumulative preferred stock, controls 47.9% of the total votes of the Company.

As at December 31, 1996, the Company had $5.5 million in cash and cash equivalents. There was one new loan advanced during the current period, and the Company proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. The Company anticipates that its cash and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Company's debt costs and cover the day-to-day general and administrative expenses during the short-term.

FINANCE RECEIVABLES

The Company's loan portfolio at December 31, 1996 aggregated $12.0 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from seven borrowers, compared to an aggregate of $26.1 million in finance receivables due from 12 borrowers at December 31, 1995. In December 1996, one new loan of $1.1 million was advanced.















FORM 10-QSB
QUARTERLY REPORT - PAGE 12

Non-performing Loans at December 31, 1996
-----------------------------------------

At December 31, 1996, loans to two borrowers, who had finance receivables totaling $5.0 million, representing approximately 41.9% of the outstanding portfolio, had been classified as non-performing. The Company designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier, if the Company has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection). Non-performing loans have a significant negative effect on the Company's interest margin, as the Company does not realize income on these loans, but does incur holding costs (primarily interest expense).

The following table compares the finance receivables of the non-performing loans as at December 31, 1996 with the finance receivables of such loans as at December 31, 1995:

                                          Outstanding Finance Receivables
                                       -------------------------------------
                                       December 31, 1996   December 31, 1995
                                       -----------------   -----------------
                                                  (in thousands)
Non-performing Loans
--------------------

Clean-Up Technology, Inc. ("CUT")
and subsidiaries                         $      2,971        $      3,434
Heartland, Inc. ("Heartland")                   2,075               2,009
                                         ------------        ------------
                                         $      5,046        $      5,443
                                         ============        ============

As at December 31, 1996, Heartland and one subsidiary of CUT, who had non-performing finance receivables totaling $2.2 million, representing 19% of the outstanding portfolio, had filed voluntary petitions for bankruptcy protection. The Company also had additional non-performing finance receivables totaling $2.8 million, being 23% of the Company's portfolio, due from CUT. CUT had distinct operations from its subsidiary in an unrelated business but, in February 1995, effectively ceased its operations.

Loans Previously Designated as Non-performing
---------------------------------------------

As at June 30, 1996, the Company had designated a loan to PDG Environmental, Inc. ("PDGE") in the principal amount of $2.9 million as non-performing due to non-payment of interest. In November 1996, PDGE transferred to the Company, in partial settlement of the loan, 1,470,320 shares in PDGE's subsidiary, ICHOR Corporation (formerly PDG Remediation Inc.) ("ICHOR"). The investment in ICHOR is classified as available-for-sale securities and the unrealized holding gain thereon is reported as a separate item of shareholders' equity until such time as the gain is realized.

ICHOR is an environmental remediation company listed on the NASDAQ SmallCap Market. The Company's loan to PDGE was subsequently designated as performing.





FORM 10-QSB
QUARTERLY REPORT - PAGE 13

In December 1996, the Company sold its loan to Enviropur Waste Refining and Technology, Inc. to a subsidiary of the Company's parent for $2.4 million in cash, which was approximately the Company's carrying value for the loan.

Allowance for Credit Losses
---------------------------

The Company maintains an allowance for credit losses at an amount estimated to cover potential losses on finance receivables which have experienced an event of impairment or for which collection of outstanding principal, interest and reimbursable expenses has become doubtful. Amounts deemed to be uncollectible are charged off against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on the Company's evaluation of numerous factors, including the adequacy of the collateral securing the loans, the operating environments of the various borrowers and the historical experience of the various borrowers' management, and reflects the Company's best estimate of the necessary level of the allowance for credit losses. The activity with regards to the allowance for credit losses during the six months ended December 31, 1996 and 1995 is as follows:

                                                       December 31,
                                      ---------------------------------------
                                                  1996                 1995
                                      ----------------------------   --------
                                                     (in thousands)

                                      Specific   General    Total      Total
Changes in Allowance                  Reserve    Reserve   Reserve    Reserve
--------------------                  --------   -------   -------    -------
SIX MONTHS ENDED
Balance, beginning of period          $  6,702   $   500   $ 7,202   $ 14,716
Provision (recovery) for the period       (991)     (713)   (1,704)    (1,528)
Charge-offs for the period,
  net of charge-back                    (3,507)      283    (3,224)    (6,085)
                                      --------   -------   -------   --------
Balance, end of period                $  2,204   $    70   $ 2,274   $  7,103
                                      ========   =======   =======   ========
QUARTER ENDED
Balance, beginning of period          $  4,891   $   501   $ 5,392   $ 14,616
Provision (recovery) for the period       (875)     (714)   (1,589)    (1,528)
Charge-offs for the period,
  net of charge-back                    (1,812)      283    (1,529)    (5,985)
                                      --------   -------   -------   --------
Balance, end of period                $  2,204   $    70   $ 2,274   $  7,103
                                      ========   =======   =======   ========

On July 1, 1995, the Company adopted the Financial Accounting Standards Board Statement ("FASB") No. 114, "Accounting by Creditors for Impairment of a Loan." If the Company had elected to adopt FASB No. 114 for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Company's June 30, 1995 allowance for credit losses.

Under the provisions of FASB No. 114, when a loan is impaired as defined in the statement, a lender shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, based on a loan's



FORM 10-QSB
QUARTERLY REPORT - PAGE 14
observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has adopted a measurement method on a loan-by-loan basis. By definition, the Company's non-performing loans are impaired. A specific reserve is established for each impaired loan equal to the amount by which the Company's recorded investment in the loan exceeds the net present value of the loan determined in accordance with FASB No. 114.

The following tables summarize the Company's specific reserves for credit losses prepared in accordance with FASB No. 114 as at December 31, 1996 and December 31, 1995:

                                         DECEMBER 31, 1996
                                      (dollars in thousands)

                                         Total future      Total related              Specific
                                        expected cash      costs             Net      reserve
                    # of   Recorded    collections, net    expected to      present   under FASB
                    loans  investment  of related costs(1) be incurred(1)(2) value    No. 114
                    -----  ----------  ----------------    -----------      -------   ----------
IMPAIRED LOANS
Future cash flows:
 Bankruptcy or
  ceased to operate   2    $   5,046   $     5,213         $     475        $ 2,842   $  2,204
UNIMPAIRED LOANS      5        6,992                                                        70(4)
                      -    ---------                                                  --------
Grand total           7    $  12,038                                                  $  2,274
                      =    =========                                                  ========



































FORM 10-QSB
QUARTERLY REPORT - PAGE 15

                                           DECEMBER 31, 1995
                                        (dollars in thousands)

                                               Total future                 Specific
                                              expected cash          Net    reserve
                            # of  Recorded    collections, net     present  under FASB
                           loans  investment  of related costs(1)   value   No. 114
                           -----  ----------  -------------------  -------  ----------
IMPAIRED LOANS
Collateral dependant(3):
  Bankruptcy or
    ceased to operate         2   $    3,761    $     2,380        $ 2,251 $  1,815
  Continuing to operate       3        9,973         10,336          8,472    1,583

Future cash flows:
  Bankruptcy or
    ceased to operate         3        6,628          6,423          3,899    2,741
                             --   ----------    -----------        ------- --------
Subtotal                      8       20,362    $    19,139        $14,622    6,139
UNIMPAIRED LOANS              4        5,749    ===========        =======      964(4)
                             --   ----------                               --------
Grand total                  12   $   26,111                               $  7,103
                             ==   ==========                               ========


------------------------------
Notes:

1. The estimate of expected cash flows represents the Company's best estimate based on reasonable and supportable assumptions and projections. The period over which future expected net cash collections will occur is 3.5 years for loans which may generate future cash flows and the borrower is bankrupt or has ceased to operate.

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














FORM 10-QSB
QUARTERLY REPORT - PAGE 16

                   PART II.  OTHER INFORMATION
                             -----------------

ITEM 1.  LEGAL PROCEEDINGS

In April 1995, the Company was added as a defendant in Hudson v. Conversion Industries Inc. et al., United States District Court for the Central District of California. The law suit was a putative class action brought under the federal securities laws. During the current period, the parties to the law suit agreed to dismiss the same without any liability or cost to any party including the Company. Reference is made to the Company's annual report on Form 10-KSB for the year ended June 30, 1996 for information concerning certain legal proceedings.

ITEMS 2 to 5.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number                                  Description
--------------                                  -----------

      27              Article 5 - Financial Data Schedule for 2nd Quarter 1996
                      Form 10-QSB.


(b)  Reports on Form 8-K

None.





























FORM 10-QSB
QUARTERLY REPORT - PAGE 17

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 12, 1997


                                         DRUMMOND FINANCIAL CORPORATION



                                         By:    /s/ Michael J. Smith
                                         -------------------------------------
                                         Michael J. Smith, President, Chief
                                         Executive Officer and Chief Financial
                                         Officer











































FORM 10-QSB
QUARTERLY REPORT - PAGE 18

                          EXHIBIT INDEX
                          -------------



Exhibit Number                               Description
--------------                               -----------

      27              Article 5 - Financial Data Schedule for 2nd Quarter 1996
                      Form 10-QSB.






















































FORM 10-QSB
QUARTERLY REPORT - PAGE 19