Form 10QSB
period 1997-03-31
DRUMMOND FINANCIAL CORP
filed 1997-05-15
CIK 906549

=============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB

    [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    March 31, 1997
                                                  --------------
                                         OR

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to
                                          --------      --------
                    Commission file number    1-12212

                          DRUMMOND FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                               95-4426690
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

Suite 1250, 400 Burrard Street, Vancouver, British Columbia, Canada  V6C 3A6
                     (Address of principal executive offices)

                                   (604) 683-5312
                          (Registrant's telephone number)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     -----      -----

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                Class                       Outstanding at May 8, 1997
                -----                       --------------------------
          Common Stock, $0.01                        2,718,600
             par value

Transitional Small Business Disclosure Format:   Yes         No   X
                                                    -------    -------
=============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                       DRUMMOND FINANCIAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MARCH 31, 1997

                                 (Unaudited)

                        DRUMMOND FINANCIAL CORPORATION
                         Consolidated Balance Sheets
                                  (Unaudited)
                             (dollars in thousands)

                                           March 31, 1997      June 30, 1996
                                           --------------      -------------
                                 ASSETS
Cash and cash equivalents                  $        3,729      $      14,478
Finance receivables,  net of
  allowance for credit losses                       8,622             12,137
Other receivables                                     414                371
Investments                                        29,606             19,283
Deferred debt issuance costs,
  net of accumulated amortization                   2,150              2,037
Other assets                                            4                  4
                                           --------------      -------------
                                           $       44,525      $      48,310
                                           ==============      =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Bonds payable, net of principal amount
  of bonds held in treasury of $2,953      $       42,047      $      42,047
Interest payable                                      858              1,787
Accounts payable and accrued liabilities              276                835
                                           --------------      -------------
                                                   43,181             44,669

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  5,000,000 shares authorized, 3,000,000
  shares issued and outstanding                        30                 30
Common stock, $0.01 par value, 10,000,000
  shares authorized, 4,264,000 shares
  issued and outstanding                               43                 43
Additional paid-in capital                         23,737             23,737
Accumulated deficit                               (19,410)           (17,113)
                                           --------------      -------------
                                                    4,400              6,697
Less: 1,545,400 common shares held as
  treasury stock                                   (3,056)            (3,056)
                                           --------------      -------------
Total shareholders' equity                          1,344              3,641
                                           --------------      -------------
                                           $       44,525      $      48,310
                                           ==============      =============


                        DRUMMOND FINANCIAL CORPORATION
               Consolidated Statements of Operations and Deficit
                                  (Unaudited)
                (dollars in thousands except per share amounts)

                                            For the Nine      For the Nine
                                            Months Ended      Months Ended
                                            March 31, 1997    March 31, 1996
                                            --------------    --------------
Revenues
  Interest and loan fee income               $        1,095   $        2,021
  (Loss) gain on securities                            (559)           4,500
  Other                                                 707                2
                                             --------------   --------------
                                                      1,243            6,523
Costs and expenses
  Interest                                            2,776            2,945
  Recovery of credit losses                            (673)          (1,328)
  General and administrative                          1,436            2,170
                                             --------------   --------------
                                                      3,539            3,787
                                             --------------   --------------
Operating (loss) income                              (2,296)           2,736
Income tax expense                                        1                1
                                             --------------   --------------

(Loss) income before extraordinary item              (2,297)           2,735
Extraordinary item, extinguishment of debt                -              113
                                             --------------   --------------

Net (loss) income                                    (2,297)           2,848
Accumulated deficit, beginning of period            (17,113)         (18,904)
                                             --------------   --------------

Accumulated deficit, end of period           $      (19,410)  $      (16,056)
                                             ==============   ==============

(Loss) income per share:
  (Loss) income before extraordinary item    $        (0.94)  $         1.01
  Extraordinary item                                      -             0.04
                                             --------------   --------------
                                             $        (0.94)  $         1.05
                                             ==============   ==============

Weighted average number of shares outstanding     2,718,600        2,718,600
                                             ==============    =============


                        DRUMMOND FINANCIAL CORPORATION
                Consolidated Statements of Operations and Deficit
                                  (Unaudited)
                 (dollars in thousands except per share amounts)

                                             For the Three    For the Three
                                             Months Ended     Months Ended
                                             March 31, 1997   March 31, 1996
                                             --------------   --------------
Revenues
  Interest and loan fee income               $          235   $          517
  Gain on securities                                      5            2,721
  Other                                                 100                2
                                             --------------   --------------
                                                        340            3,240
Costs and expenses
  Interest                                              916              949
  Provision for credit losses                         1,031              200
  General and administrative                            596              528
                                             --------------   --------------
                                                      2,543            1,677
                                             --------------   --------------

Operating (loss) income                              (2,203)           1,563
Income tax expenses                                       -                -
                                             --------------   --------------

(Loss) income before extraordinary item              (2,203)           1,563
Extraordinary item, extinguishment of debt                -               (5)
                                             --------------   --------------

Net (loss) income                                    (2,203)           1,558
Accumulated deficit, beginning of period            (17,207)         (17,614)
                                             --------------   --------------

Accumulated deficit, end of period           $      (19,410)  $      (16,056)
                                             ==============   ==============

(Loss) income per share:
  (Loss) income before extraordinary item    $        (0.84)  $         0.57
  Extraordinary item                                      -                -
                                             --------------   --------------
                                             $        (0.84)  $         0.57
                                             ==============   ==============

Weighted average number of shares outstanding     2,718,600        2,718,600
                                             ==============   ==============


                        DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                              (dollars in thousands)

                                             For the Nine     For the Nine
                                             Months Ended     Months Ended
                                             March 31, 1997   March 31, 1996
                                             --------------   --------------
Operating activities:
  Net (loss) income                          $      (2,297)   $        2,848
  Adjustments to reconcile net (loss) income
   to net cash used by operating activities:
    Extraordinary gain on extinguishment
    of debt                                              -              (113)
    Provision for credit losses                       (673)           (1,328)
    Loss (gains) on investments                        559            (4,501)
    Other                                             (107)              154
                                             -------------    --------------
                                                    (2,518)           (2,940)
  Changes in non-cash working capital:
    Accounts receivable                                (88)             (940)
    Interest receivable                                114               126
    Commitment fees                                   (111)              (71)
    Other assets                                         -                25
    Interest payable                                  (929)           (1,062)
    Accounts payable and accrued liabilities          (560)              356
                                             -------------    --------------
                                                    (4,092)           (4,506)
  Purchase of trading securities                   (22,028)          (10,502)
  Proceeds from sales of trading securities         13,210             6,889
                                             -------------    --------------
                                                   (12,910)           (8,119)
Investing activities:
  Advances on loan receivables                      (1,100)             (228)
  Payments received on loan receivables              3,261            10,803
                                             -------------    --------------
                                                     2,161            10,575
Financing activities:
  Purchase of treasury bonds                             -              (121)
                                             -------------    --------------

Net change in cash and cash equivalent             (10,749)            2,335
Cash and cash equivalent, beginning of period       14,478            12,145
                                             -------------    --------------

Cash and cash equivalent, end of period      $       3,729    $       14,480
                                             =============    ==============

Cash paid during the period for:
  Interest expenses                          $       3,557    $        3,851
  Income taxes                               $           1    $            1

                        DRUMMOND FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                                  (Unaudited)

Note 1.  Basis of Presentation
         ---------------------

In accordance with Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission, the consolidated financial statements and accompanying notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. These consolidated financial statements and accompanying notes thereto should be read in conjunction with Drummond Financial Corporation's (the "Corporation") audited consolidated financial statements and notes thereto contained in the Corporation's Form 10-KSB Annual Report for the fiscal year ended June 30, 1996. In October 1996, the Corporation changed its name from CVD Financial Corporation to Drummond Financial Corporation. All dollar amounts are rounded to the nearest thousands.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1997, and the results of its operations and changes in its financial position for the periods ended March 31, 1996 and 1997. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

While the Corporation reported net income in fiscal 1996 principally as a result of realizing gains on sales of investments, the Corporation had an accumulated deficit of $17.1 million as at June 30, 1996. The Corporation now focuses on investment and merchant banking activities while de-emphasizing asset-based commercial lending. However, there is no assurance that such business strategies will improve future cash flow.

Note 2.  Bonds Payable
         -------------

In October 1996, the Corporation's Bond indenture was amended to, among other things, delete the requirement to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1.

The Corporation did not make its semi-annual Bond interest payment due on January 25, 1997 until February 21, 1997, which was made within the 30 day cure period provided under the terms of the Bond indenture, and thus, did not result in an event of default.

Note 3.  Adoption of Accounting Standard Regarding Impaired Loans
         --------------------------------------------------------

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The statement is effective for fiscal years beginning after December 15, 1994, and thus, is effective for the Corporation beginning on July 1, 1995. However, if the Corporation had elected to adopt the statement for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Corporation's June 30, 1995 allowance for credit losses.

Under the provisions of the statement, when a loan is impaired as defined in the statement, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effective rate is either the rate of return implicit in the loan for a loan with fixed interest and principal repayment terms or the interest rate in effect when the loan first becomes impaired for a loan with a variable interest rate. The Corporation has adopted a measurement method on a loan-by-loan basis. Since the present value of an impaired loan's expected future cash flows will change from one reporting period to the next because of the passage of time and also may change because of revised estimates in the amount or timing of those cash flows, the Corporation has established a policy of recognizing these present value changes as either an increase or decrease in its provision for credit losses as applicable for each reporting period.

The Corporation continued to apply FASB Statement No. 5, "Accounting for Contingencies" to provide an allowance on a pool of unimpaired loans.

As of March 31, 1997, the Corporation had identified impaired finance receivables with a recorded investment totaling $5.1 million and had established a specific allowance for credit losses totaling $3.2 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the nine months ended March 31, 1997 is as follows:

                                                                        Nine Months
                                                                       --------------
                                                                       (in thousands)
Balance, beginning of period                                           $        7,202
Decrease in provision                                                            (673)
Charge-offs, net of charge-back                                                (3,224)
                                                                       --------------
Balance, end of period                                                 $        3,305
                                                                       ==============
Consisted of:
  Specific allowance under FASB Statement No. 114                      $        3,235
  General allowance under FASB Statement No. 5                                     70
                                                                       --------------
                                                                       $        3,305
                                                                       ==============

The following table summarizes the calculation of net finance receivables as at March 31, 1997:

Finance receivables, gross                                    $       11,927
Less allowance for credit losses                                      (3,305)
                                                              --------------
Finance receivables, net                                      $        8,622
                                                              ==============


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the nine months and quarter ended March 31, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended March 31, 1997
--------------------------------------------------------

Revenues for the nine months ended March 31, 1997 decreased to $1.2 million from $6.5 million in the comparative period of 1996. In the current period, the Corporation recognized a $0.6 million loss on securities, compared to a gain on securities of $4.5 million in the comparative period of 1996. Interest and loan fee income decreased to $1.1 million for the nine months ended March 31, 1997 from $2.0 million for the comparative period of 1996, primarily due to a reduction in the dollar amount of outstanding performing loans. The Corporation's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate increased to 8.50% from 8.25% in late March 1997, compared to a decrease to 8.25% from 9.00% during the nine months ended March 31, 1996. In the nine months ended March 31, 1997, the Corporation had other revenue of $0.7 million, of which $0.6 million resulted from a consent dismissal of a court action for which the Corporation had made a provision.

Costs and expenses for the nine months ended March 31, 1997 decreased to $3.5 million from $3.8 million in the comparative period of 1996. General and administrative expenses decreased to $1.4 million for the nine months ended March 31, 1997 from $2.2 million for the comparative period of 1996, primarily as the result of reduced legal fees and loan collection costs. In the nine months ended March 31, 1997, the Corporation reported a recovery of credit losses of $0.7 million, compared to $1.3 million for the comparative period of 1996.

Interest expense decreased to $2.8 million for the nine months ended March 31, 1997 from $2.9 million for the comparative period of 1996, primarily as a result of a lower minimum interest rate accrued on the Corporation's 15 Year Variable Rate Bonds (the "Bonds"). For the nine months ended March 31, 1997, interest was accrued at the rate of approximately 8.25% per annum, compared to approximately 8.50% per annum for the nine months ended March 31, 1996.

No income tax provision was recognized for the nine months ended March 31, 1997 and 1996, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the nine months ended March 31, 1997, the Corporation reported a net loss of $2.3 million, compared to net income of $2.8 million in the comparative period of 1996, which included $0.1 million of extraordinary gains on the early extinguishment of debt. The net loss in the current period was primarily attributable to the loss on securities, the reduction in interest and loan fee income and a decrease in the recovery for credit losses, which was partially offset by other income and lower general and administrative expenses. Results for the comparative period of 1996 included a gain on securities of $4.5 million.

Results of Operations - Three Months Ended March 31, 1997
---------------------------------------------------------

Revenues for the three months ended March 31, 1997 decreased to $0.3 million from $3.2 million in the comparative period of 1996. The Corporation recognized $5,000 in gains on securities for the three months ended March 31, 1997, compared to $2.7 million for the comparative period of 1996. Interest and loan fee income decreased to $0.2 million for the quarter ended March 31, 1997 from $0.5 million for the comparative period of 1996, primarily due to a reduction in the dollar amount of outstanding performing loans. The Corporation's loans generally earn interest at the prime rate charged by the Bank plus 2% to 7%. The Bank's prime rate increased to 8.50% from 8.25% in late March 1997, compared to a decrease to 8.25% from 8.50% during the three months ended March 31, 1996. In the quarter ended March 31, 1997, the Corporation had other revenues of $0.1 million, compared to $2,000 in the three months ended March 31, 1996.

Costs and expenses for the three months ended March 31, 1997 increased to $2.5 million from $1.7 million in the comparative period of 1996, primarily as a result of an increase in provisions for credit losses. In the quarter ended March 31, 1997, the Corporation reported an increase in provisions for credit losses of $1.0 million, compared to $0.2 million in the comparative period of 1996. General and administrative expenses increased to $0.6 million for the quarter ended March 31, 1997 from $0.5 million for the comparative period of 1996.

Interest expense was $0.9 million for the quarters ended March 31, 1997 and 1996. Interest was accrued at the rate of approximately 8.25% and 8.50% per annum for the three months ended March 31, 1997 and March 31, 1996, respectively.

For the three months ended March 31, 1997, the Corporation reported a net loss of $2.2 million, compared to net income of $1.6 million in the comparative period of 1996. Results for the current period of 1997 included a gain on securities of $5,000, compared to $2.7 million in the comparative period of 1996. The Corporation reported an increase in provisions for credit losses of $1.0 million in the current period.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at March 31, 1997 were $3.7 million, which represent a decrease of $10.7 million from June 30, 1996.

Net cash used by operations for the nine months ended March 31, 1997 was $12.9 million, compared to $8.1 million for the comparative period of 1996.
The Corporation used $4.1 million in operating activities before any activities in trading securities in the nine months ended March 31, 1997, compared to $4.5 million in the comparative period of 1996.
Accounts receivable used cash of $88,000 in the current period, compared to $0.9 million in the comparative period of 1996. Accounts payable and accrued liabilities used cash of $0.6 million in the nine months ended March 31, 1997, compared to providing cash of $0.4 million in the nine months ended March 31, 1996.

Net purchases of trading securities were $8.8 million in the nine months ended March 31, 1997, compared to $3.6 million in the nine months ended March 31, 1996.

Cash provided by investing activities was $2.2 million during the current period, compared to $10.6 million during the comparative period of 1996, primarily due to a decrease in collections on loan receivables resulting from a smaller loan portfolio, and a loan advanced during the nine months ended March 31, 1997 of $1.1 million. The Corporation's net finance receivables at March 31, 1997 were $8.6 million, compared to $15.0 million at March 31, 1996.

The Corporation did not make its semi-annual interest payment on the Bonds due January 25, 1997 until February 21, 1997, which was within the 30 day cure period provided for under the terms of the indenture governing the Corporation's Bonds (the "Bond Indenture"). As at the date hereof, no defaults exist under the Bond Indenture. The next regularly scheduled interest payment date is July 25, 1997.

As at March 31, 1997, the Corporation had $3.7 million in cash and cash equivalents. No new loans were advanced during the three months ended March 31, 1997, and the Corporation proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. The Corporation anticipates that its cash and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at March 31, 1997 aggregated $11.9 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from seven borrowers, compared to an aggregate of $22.3 million in finance receivables due from 11 borrowers at March 31, 1996.

Non-performing Loans at March 31, 1997

At March 31, 1997, loans to two borrowers, who had finance receivables totaling $5.1 million, representing approximately 42.5% of the outstanding portfolio, had been classified as non-performing. The Corporation designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier, if the Corporation has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection). Non-performing loans have a significant negative effect on the Corporation's interest margin, as the Corporation does not realize income on these loans, but does incur holding costs (primarily interest expense).

The following table compares the finance receivables of the non-performing loans as at March 31, 1997 with the finance receivables of such loans as at March 31, 1996:

                                            Outstanding Finance Receivables
                                           ---------------------------------
                                           March 31, 1997     March 31, 1996
                                           --------------     --------------
                                                (dollars in thousands)
Clean-Up Technology, Inc. ("CUT")
  and subsidiaries                         $        2,971      $       3,538
Heartland, Inc. ("Heartland")                       2,100              2,110
                                           --------------      -------------
                                           $        5,071      $       5,648
                                           ==============      =============

As at March 31, 1997, Heartland and one subsidiary of CUT, who had non-performing finance receivables totaling $2.2 million, representing 18.5% of the outstanding portfolio, had filed voluntary petitions for bankruptcy protection. The Corporation also had additional non-performing finance receivables totaling $2.8 million, being 23.5% of the Corporation's portfolio, due from CUT. CUT had distinct operations from its subsidiary in an unrelated business, but, in February 1995, effectively ceased its operations.

Allowance for Credit Losses

The Corporation maintains an allowance for credit losses at an amount estimated to cover potential losses on finance receivables which have experienced an event of impairment or for which collection of outstanding principal, interest and reimbursable expenses has become doubtful. Amounts deemed to be uncollectible are charged off against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on the Corporation's evaluation of numerous factors, including the adequacy of the collateral securing the loans, the operating environments of the various borrowers and the historical experience of the various borrowers' management, and reflects the Corporation's best estimate of the necessary level of the allowance for credit losses. The activity with regards to the allowance for credit losses during the nine months and quarters ended March 31, 1997 and 1996, respectively, is as follows:

                                                        March 31,
                                  ------------------------------------------
                                                  1997                1996
                                  --------------------------------   -------
                                                    (dollars in thousands)
                                  Specific     General      Total     Total
Changes in Allowance              Reserve      Reserve     Reserve   Reserve
--------------------              --------     -------     -------   -------
NINE MONTHS ENDED
Balance, beginning of period      $  6,702     $   500     $ 7,202   $14,716
Provision (recovery) for the period     40        (713)       (673)   (1,328)
Charge-offs for the period,
  net of charge-back                (3,507)        283      (3,224)   (6,085)
                                  --------     -------     -------   -------
Balance, end of period            $  3,235     $    70     $ 3,305   $ 7,303
                                  ========     =======     =======   =======

QUARTER ENDED
Balance, beginning of period      $  2,204     $    70     $ 2,274   $ 7,103
Provision for the period             1,031           -       1,031       200
Charge-offs for the period,
  net of charge-back                     -           -           -         -
                                  --------     -------     -------   -------
Balance, end of period            $  3,235     $    70     $ 3,305   $ 7,303
                                  ========     =======     =======   =======

On July 1, 1996, the Corporation adopted the Financial Accounting Standards Board Statement ("FASB") No. 114, "Accounting by Creditors for Impairment of a Loan." If the Corporation had elected to adopt FASB No. 114 for its fiscal year ended June 30, 1995, the computational provisions of this statement would not have had a material impact on the Corporation's June 30, 1995 allowance for credit losses.

Under the provisions of FASB No. 114, when a loan is impaired as defined in the statement, a lender shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Corporation has adopted a measurement method on a loan-by-loan basis. By definition, the Corporation's non-performing loans are impaired. A specific reserve is established for each impaired loan equal to the amount by which the Corporation's recorded investment in the loan exceeds the net present value of the loan determined in accordance with FASB No. 114.

The following tables summarize the Corporation's specific reserves for credit losses prepared in accordance with FASB No. 114 as at March 31, 1997 and March 31, 1996:


                                           MARCH 31, 1997
                                       (dollars in thousands)

                                            Total future       Total related                 Specific
                                           expected cash           costs            Net      reserve
                      # of    Recorded   collections, net      expected to        present  under FASB
                      loans  investment  of related costs(1)   be incurred(1)(2)   value     No. 114
                      -----  ----------  ----------------      ------------       -------  ----------
IMPAIRED LOANS
Future cash flows:
  Bankruptcy or
  ceased to operate    2     $  5,071       $    2,915          $    275          $ 1,836  $    3,235
UNIMPAIRED LOANS       5        6,856                                                              70(4)
                      ---    --------                                                      ----------
Grand total            7     $ 11,927                                                      $    3,305
                      ===    ========                                                      ==========

                                           MARCH 31, 1996
                                       (dollars in thousands)

                                            Total future       Total related                Specific
                                           expected cash           costs            Net     reserve
                      # of    Recorded   collections, net      expected to        present  under FASB
                      loans  investment  of related costs(1)   be incurred(1)(2)   value     No. 114
                      -----  ----------  ----------------      ------------       -------  ----------
IMPAIRED LOANS
Collateral
 dependant(3):
  Bankruptcy or
  ceased to operate     1     $  2,349       $    708          $     125          $   632  $    1,717
  Continuing to
  operate               2        7,289          6,482                400            5,170       2,119

Future cash flows:
  Bankruptcy or
  ceased to operate     2        5,648          5,145                405            2,903       2,745
                       ---    --------       --------          ---------          -------  ----------
Subtotal                5       15,286       $ 12,335          $     930          $ 8,705       6,581
UNIMPAIRED LOANS        6        6,993       ========          =========          =======         722(4)
                       ---    --------                                                     ----------
Grand total            11     $ 22,279                                                     $    7,303
                       ===    ========                                                     ==========

------------------

Notes:

1. The estimate of expected cash flows represents the Corporation's best estimate based on reasonable and supportable assumptions and projections. The period over which future expected net cash collections will occur is 3.5 years for loans which may generate future cash flows and the borrower is bankrupt or has ceased to operate.

2. These amounts represent future costs to be incurred in connection with the sale of collateral and/or the collection of the loans, and have been subtracted from the net future expected cash collections.

3. The fair market value of the collateral represents the amount that the Corporation reasonably expects to receive in an arm's length sale between a willing buyer and a willing seller. For marketable securities, the current quoted price is used. For receivables, inventory and equipment, relevant market sources are used when reliable information is provided. A normal price adjustment is provided if a forced or liquidation sale is probable. No appraisals have been used for the valuation of collateral.

4. The general reserve is determined in accordance with FASB No. 5 on a pool of unimpaired loans.



                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-KSB for the year ended June 30, 1996 and quarterly report on Form 10-QSB for the quarterly period ended December 31, 1996 for information concerning certain legal proceedings.

ITEMS 2 to 5.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                           Description
-------                          -----------

  27              Article 5 - Financial Data Schedule for 3rd Quarter
                  1996 Form 10-QSB.

(b)  Reports on Form 8-K

None.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 1997


                                DRUMMOND FINANCIAL CORPORATION

                            By:    /s/ Michael J. Smith
                                ----------------------------------
                                Michael J. Smith, President, Chief
                                Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

  27          Article 5 - Financial Data Schedule for 3rd Quarter 1996 Form
              10-QSB.