Form 10KSB40
period 1997-06-30
DRUMMOND FINANCIAL CORP
filed 1997-09-29
CIK 906549

=============================================================================

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-KSB

[ X ]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended    June 30, 1997
                                             ---------------
                                    OR

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             ------------    ------------

                    Commission file number 001-12212

                     DRUMMOND FINANCIAL CORPORATION
              (Name of small business issuer in its charter)

                DELAWARE                                95-4426690
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification  No.)

         400 Burrard Street, Suite 1250
       Vancouver, British Columbia, Canada                 V6C 3A6
     (Address of principal executive offices)             (Zip Code)

       Issuer's telephone number, including area code:  (604) 683-5312

     Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.01 Par Value
                          15 Year Variable Rate Bonds

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the most recent fiscal year were $4.3 million.

      The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant as of September 22, 1997 was approximately $2.2 million.

      The number of shares outstanding of the Registrant's Common Stock as of September 22, 1997 was 2,718,600.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1997 Proxy Statement to be filed within 120 days of the fiscal year ended June 30, 1997 are incorporated by reference into Part III. Certain exhibits in Part III are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Transitional Small Business Disclosure Format:   Yes           No  X
                                                     ----         ---

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

                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
                                                                         ----

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS.........................................  4

ITEM 2.   DESCRIPTION OF PROPERTY.........................................  5

ITEM 3.   LEGAL PROCEEDINGS...............................................  6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.........................................................  6

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................  6

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  7

ITEM 7.   FINANCIAL STATEMENTS............................................ 12

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................. 12

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT............................................. 12

ITEM 10.  EXECUTIVE COMPENSATION.......................................... 12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.................................................. 12

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 13

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................ 13

SIGNATURES................................................................ 34

                                    PART I
                                    ------

ITEM 1.  DESCRIPTION OF BUSINESS

The Corporation
---------------

Drummond Financial Corporation was incorporated in June 1993 pursuant to the laws of the State of Delaware and commenced operations in August 1993. In October 1996, the Corporation changed its name from "CVD Financial Corporation" to "Drummond Financial Corporation".

In this document, unless the context otherwise requires, the "Corporation" refers to Drummond Financial Corporation and its subsidiaries.

General
-------

The Corporation operates in the financial services segment in both the United States and Canada, engaging in investment and merchant banking activities and asset-based commercial lending. The Corporation's merchant banking activities include seeking controlling interests in businesses or assets which the Corporation believes are undervalued, and its asset-based commercial lending primarily involves the administration and realization of an existing loan portfolio comprised of loans to emerging companies.

The Corporation's operating strategy with respect to its commercial lending has been to provide asset-based financing to emerging companies who wish to make a public offering of securities in the near future and are seeking additional financing prior to the offering with all or a portion of the financing to be repaid from the proceeds of the public offering. These companies often have adequate collateral but do not meet the overall credit standards typically required by commercial banks. The Corporation has made both revolving credit and term loans which are generally collateralized by accounts receivable, inventory, plant and equipment, commercial real estate, and other tangible assets. The Corporation has generally sought collateral coverage of 118% for accounts receivable; 200% for inventory; and 154% of liquidation value for property and equipment, commercial real estate, and other tangible assets. The Corporation does not generally enter into joint relationships with, actively participate in the operations of, or establish any long-term equity interests in, its borrowers, unless it is necessary to work out certain non-performing loans.

At June 30, 1997, the Corporation's loan portfolio consisted of finance receivables of $11.4 million which were subject to an allowance for credit losses of $3.3 million, with no unfunded loan commitments. At such date, the portfolio was comprised of loans to seven borrowers, with the largest principal amount outstanding to any single borrower being $3.0 million and the average principal amount outstanding per borrower being $1.6 million.
The loans are due over periods of one to three years. As at June 30, 1997, the loan portfolio included one borrower in the energy industry (26.3% of the portfolio) and two borrowers in the environmental clean-up industry (38.4% of the portfolio). No other industry classification represented more than 20% of finance receivables.

For the year ended June 30, 1997, approximately 49% of the Corporation's revenues were from interest income, approximately 21% were from loan fees and other revenue, and approximately 22% were from gains on investments.

The Corporation has de-emphasized its asset-based commercial lending and is focusing on administering and realizing its existing loan portfolio and expanding its merchant banking activities. The Corporation intends to seek controlling interests in businesses or operating companies as opportunities arise. The Corporation has no such interest to date and has not identified any opportunities as at the date hereof. The Corporation anticipates that substantial capital may be required to further its merchant banking activities, and anticipates that such capital will be provided from cash on hand, through the sale or exchange of assets, or through debt or equity financing. No assurance can be given that any necessary capital will be available when required.

Although the Corporation has currently de-emphasized making new asset-based loans, it continues to receive numerous unsolicited requests for funding from potential borrowers. In addition, the Corporation may make loans in conjunction with its merchant banking activities. The Corporation's credit investigation normally involves analysis of the prospective borrower's business, financial statements, cash flow, collateral, and certain historical data. Audits of information and operational data and independent appraisals may also be performed. As a general policy, the Corporation does not consider loan applications from real estate developers, leverage buyout companies, companies reorganizing under Chapter 11 of the U.S. Bankruptcy Code, or developmental stage companies. During fiscal 1997, the Corporation advanced one new loan in the amount of $1.0 million.

Competition
-----------

The Corporation competes against investment bankers, merchant banks and other investment managers for appropriate investments. This business is highly competitive and is subject to fluctuations based upon many factors over which the Corporation has no control, such as the condition of public markets, interest rates and the state of capital markets. Many of the Corporation's competitors are national or international companies with far greater resources, capital and access to information than the Corporation. As a result, the Corporation may become involved in transactions with more risk than if it had greater resources.

While the Corporation has nominally competed with commercial banks, leasing companies and asset-based lenders with respect to its asset-based lending activities, its primary competitors have been venture capital firms which also invest in emerging growth companies. The Corporation believes that the terms it offers its borrowers have in many cases been more favorable to the borrower than those offered by venture capital firms.

As at June 30, 1997, the Corporation had two employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Corporation's administrative office is located in Vancouver, British Columbia, Canada, and is leased.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is involved in claims and matters of litigation arising in the ordinary course of its business, including collection and related actions concerning delinquent loans made by the Corporation. The Corporation does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) Market Information. In March 1997, the Corporation's common stock and 15 Year Variable Rate Bonds (the "Bonds") were listed and posted for trading on the Vancouver Stock Exchange under the trading symbol "DFC.U" and "DFC.DB.U", respectively. Since August 1995, the Corporation's common stock has been quoted on the OTC Bulletin Board and the Bonds have been listed in the National Quotation Bureau Yellow Sheets.

The following table sets forth the quarterly high and low closing prices per share of the Corporation's common stock for the fiscal years ended June 30, 1996 and 1997, respectively, and the period ended September 22, 1997:

           Fiscal Quarter Ended                       High   Low
           --------------------                       ----   ---

           1995
           September 30...............................$1.67  $1.00
           December 31................................$1.52  $1.25

           1996
           March 31...................................$1.56  $1.38
           June 30....................................$1.56  $1.31
           September 30...............................$1.44  $1.13
           December 31................................$2.06  $1.25

           1997
           March 31...................................$1.69  $0.50
           June 30....................................$1.25  $0.50
           Period Ended September 22..................$1.38  $1.00

(b) Shareholders. As of September 22, 1997, there were approximately 36 holders of record of the Corporation's common stock.

(c) Dividends. The Corporation has not paid any dividends on its common stock and the directors do not contemplate payment of such dividends. The indenture governing the Corporation's Bonds (the "Bond Indenture") prohibits the payment of dividends under certain circumstances, including a default in the payment of principal or interest when due.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Corporation for the year ended June 30, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein (the "Financial Statements").

Results of Operations - Year Ended June 30, 1997
------------------------------------------------

Revenues for the year ended June 30, 1997 decreased to $4.3 million from $7.1 million in the comparative period of 1996. In the year ended June 30, 1997, the Corporation recognized a $0.9 million net gain on investments, compared to $4.5 million in the comparative period of 1996. Interest revenue decreased to $2.1 million in fiscal 1997 from $2.2 million in the year ended June 30, 1996, primarily due to a reduction in the dollar amount of outstanding performing loans, which was partially offset by increased interest revenue on investments. The Corporation's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate increased to 8.50% from 8.25% during the year ended June 30, 1997, compared to a decrease to 8.25% from 9.00% during the year ended June 30, 1996. Revenue from loan fees and other activities increased to $0.9 million for the year ended June 30, 1997, including $0.6 million from a consent dismissal of a court action for which the Corporation had made a provision, from $0.3 million for the comparative period of 1996.

Costs and expenses for the year ended June 30, 1997 decreased to $4.6 million from $5.4 million in the comparative period of 1996. General and administrative expenses decreased to $1.7 million for the year ended June 30, 1997 from $2.9 million for the comparative period of 1996, primarily as a result of reduced legal fees and loan collection costs in fiscal 1997 and the provision of $0.6 million for settlement costs relating to a class action involving, among others, the Corporation in the year ended June 30, 1996. In the year ended June 30, 1997, the Corporation reported a recovery of credit losses of $0.7 million, compared to $1.4 million for the comparative period of 1996.

Interest expense decreased to $3.6 million for the year ended June 30, 1997 from $3.9 million for the comparative period of 1996, primarily as a result of a lower interest rate accrued on the Bonds and a reduction in the principal amount outstanding. For the year ended June 30, 1997, interest was accrued at the rate of approximately 8.32% per annum, compared to approximately 8.75% per annum for the year ended June 30, 1996.

No income tax provision was recognized for the years ended June 30, 1997 and 1996, respectively, except for the payment of a minimum tax of $1,000. The provision for income taxes for the year ended June 30, 1996 was eliminated by the charge-off with respect to finance receivables for the period. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the year ended June 30, 1997, the Corporation's net income was $2.3 million, or $0.74 per share, compared to $1.8 million, or $0.66 per share, in the comparative period of 1996. In fiscal 1997, the Corporation had $3.0 million of extraordinary gains on the early extinguishment of debt, compared to $0.1 million in the comparative period of 1996. The net income in the current period was primarily attributable to an extraordinary gain on early extinguishment of debt and lower general and administrative expenses, which was partially offset by reduced net gains on investments.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at June 30, 1997 were $1.6 million, which represents a decrease of $12.9 million from June 30, 1996.

Cash provided by operations for the year ended June 30, 1997 was $7.5 million, compared to cash used by operations of $11.3 million for the comparative period of 1996. The Corporation used cash of $5.6 million in operating activities before any activities in trading securities in fiscal 1997, compared to $5.1 million in the comparative period of 1996. An increase in other receivables used cash of $3.1 million in the year ended June 30, 1997, compared to $1.3 million in the comparative period of 1996. In the current fiscal year, interest payable decreased by $0.8 million, compared to $0.2 million in the year ended June 30, 1996. An increase in accounts payable and accrued liabilities provided cash of $1.0 million in the year ended June 30, 1997, compared to $0.4 million in the year ended June 30, 1996. A loan to an affiliate used cash of $0.5 million during the year ended June 30, 1997.

Net sales of trading securities provided cash of $13.0 million in the year ended June 30, 1997, compared to net purchases of trading securities using cash of $6.2 million in the year ended June 30, 1996.

Cash used by investing activities was $4.9 million during the year ended June 30, 1997, compared to cash provided by operations of $7.8 million during the comparative period of 1996. During the year ended June 30, 1997, the Corporation accepted an assignment of a note receivable in satisfaction of a debt owing to the Corporation in the amount of $7.5 million. Collections on loan receivables provided cash of $3.7 million in the year ended June 30, 1997, compared to $14.0 million in the same period of 1996, primarily as a result of a smaller loan portfolio. The Corporation's net finance receivables at June 30, 1997 were $8.1 million, compared to $12.1 million at June 30, 1996. During the year ended June 30, 1997, one new loan in the amount of $1.0 million was advanced and $0.1 million was advanced to an existing borrower.

Financing activities for the year ended June 30, 1997 used cash of $15.5 million, compared to providing cash of $5.9 million in the year ended June 30, 1996. During the year ended June 30,

1997, the Corporation used cash of $15.3 million to purchase $19.0 million in aggregate principal amount of the Bonds. As at June 30, 1997, the Corporation had $45.0 million in principal amount of the Bonds issued and outstanding, of which approximately $22.0 million was repurchased and held by the Corporation in treasury. The Corporation used $0.2 million to pay a cash dividend to the holder of its preferred shares during fiscal 1997.

In October 1996, the terms of the indenture governing the Bonds were amended to, among other things, delete the provisions that required the Corporation to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1, and redeem all of the Bonds if any person or group acquires 35.0% or more of the combined voting power of the then outstanding securities of the Corporation. As a result of the deletion of this 35.0% threshold, MFC Bancorp Ltd., who owns approximately 34.6% of the Corporation's outstanding common stock and all of the Corporation's outstanding variable voting cumulative preferred stock, controls 47.9% of the total votes of the Corporation. At June 30, 1997, the Corporation was in compliance with the ratios and other terms of the Bond Indenture.

The Corporation did not make its semi-annual interest payments on the Bonds due July 25, 1997 and January 25, 1997 until August 20, 1997 and February 21, 1997, respectively, which were within the 30 day cure period provided for under the terms of the Bond Indenture. As at the date hereof, no defaults exist under the Bond Indenture. The next regularly scheduled interest payment date is January 25, 1998. In May 1997, the trustee under the Bond Indenture was changed to The Bank of Nova Scotia Trust Company of New York.

During the year ended June 30, 1997, the Corporation proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. The Corporation anticipates that its cash and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at June 30, 1997 aggregated $11.4 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from seven borrowers, compared to an aggregate of $19.3 million in finance receivables due from nine borrowers at June 30, 1996.

During the year ended June 30, 1997, loans to four borrowers which were previously designated as non-performing at June 30, 1996, with finance receivables totaling $18.0 million, were settled, sold or re-designated as performing. The borrowers are: Conversion Industries Inc., Enviropur Waste Refining and Technology, Inc., Beta Well Service Inc. ("Beta") and PDG Environmental, Inc. ("PDGE"). In partial settlement of the Corporation's loan to PDGE, 1,470,320 shares of PDGE's subsidiary, ICHOR Corporation (formerly PDG Remediation, Inc.) ("ICHOR") were transferred to the Corporation. ICHOR is in the environmental services business of recycling petroleum waste products and disposing of oily waste waters, and is listed on the NASDAQ SmallCap market. The loans to Beta and PDGE were repaid in full subsequent to June 30, 1997.

Non-performing Loans at June 30, 1997
-------------------------------------

At June 30, 1997, the Corporation's loans to Clean-Up Technology, Inc. ("CUT") and Heartland, Inc. ("Heartland"), who had finance receivables totaling $5.1 million, had been classified as non-performing and the borrowers had either filed voluntary petitions for bankruptcy protection or ceased to operate. See Note 4 of the Financial Statements for a comparison of the non-performing loans as at June 30, 1997 with those as at June 30, 1996.

During fiscal 1997, the Corporation increased its allowance with respect to its loan to Heartland to $2.1 million, the total amount outstanding. The Corporation designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier, if the Corporation has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection). Non-performing loans have a significant negative effect on the Corporation's interest margin, as the Corporation does not realize income on these loans, but does incur holding costs (primarily interest expense).

Allowance for Credit Losses
---------------------------

The Corporation maintains an allowance for credit losses in an amount estimated to cover potential losses on finance receivables which have experienced an event of impairment or for which collection of outstanding principal, interest and reimbursable expenses has become doubtful. Amounts deemed to be uncollectible are charged off against the allowance and subsequent recoveries, if any, are credited to the allowance. The amount of the allowance is based on the Corporation's evaluation of numerous factors, including the adequacy of the collateral securing the loans, the operating environments of the various borrowers and the historical experience of the various borrowers' management, and reflects the Corporation's best estimate of the necessary level of the allowance for credit losses. See Note 4 of the Financial Statements with regards to the allowance for credit losses during the years ended June 30, 1997 and 1996, respectively.

On July 1, 1995, the Corporation adopted the Financial Accounting Standards Board Statement ("FASB") No. 114, "Accounting by Creditors for Impairment of a Loan". Under the provisions of FASB No. 114, when a loan is impaired as defined in the statement, a lender shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Corporation has adopted a measurement method on a loan-by-loan basis. By definition, the Corporation's non-performing loans are impaired. A specific reserve is established for each impaired loan equal to the amount by which the Corporation's recorded investment in the loan exceeds the net present value of the loan determined in accordance with FASB No. 114.

The following tables summarize the Corporation's specific reserves for credit losses prepared in accordance with FASB No. 114 as at June 30, 1997 and June 30, 1996:

                                            JUNE 30, 1997
                                       (dollars in thousands)

                                            Total future         Total related             Specific
                                            expected cash        costs               Net    reserve
                         # of   Recorded    collections, net     expected to       present under FASB
                         loans  investment  of related costs(1)  be incurred(1)(2)  value   No. 114
                         -----  ----------  -------------------  ----------------- ------- ----------
IMPAIRED LOANS
Future cash flows:
 Bankruptcy or
  ceased to operate       2    $  5,071        $ 2,927               $  263        $1,848   $ 3,223
UNIMPAIRED LOANS          5       6,364                                                          70(4)
                         --    --------                                                     -------
Grand total               7    $ 11,435                                                     $ 3,293
                         ==    ========                                                     =======



                                            JUNE 30, 1996
                                       (dollars in thousands)

                                            Total future         Total related             Specific
                                            expected cash        costs               Net    reserve
                         # of   Recorded    collections, net     expected to       present under FASB
                         loans  investment  of related costs     be incurred(2)     value    No. 114
                         -----  ----------  -------------------  ----------------- ------- ----------
IMPAIRED LOANS
Collateral dependant(3):
 Bankruptcy or
  ceased to operate        1     $  2,405        $   865             $  125        $   737   $ 1,668
 Continuing to operate     2        7,146          6,024                300          4,494     2,652

Future cash flows:
 Bankruptcy or
  ceased to operate        2        5,021          5,213                375          2,639     2,382
                          --     --------        -------             ------        -------   -------
Subtotal                   5       14,572        $12,102             $  800        $ 7,870     6,702
                                                 =======             ======        =======
UNIMPAIRED LOANS           4        4,767                                                        500(4)
                          --     --------                                                    -------
Grand total                9     $ 19,339                                                    $ 7,202
                          ==     ========                                                    =======

________________________


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

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Corporation to be provided pursuant to this Item 7, and as listed in Item 13 of this report, are included in this report commencing on page 15.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Index to Financial Statements
        -----------------------------

        Independent Auditors' Report
        Report of Independent Accountants
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statement of Cash Flows
        Consolidated Statement of Shareholders' Equity
        Notes to the Consolidated Financial Statements

    (2) Exhibits
        --------

        3.1 Certificate of Incorporation dated June 1, 1993. Incorporated by reference to Form S-1 filed June 7, 1993.
        3.2 Certificate of Designations dated July 19, 1996. Incorporated by reference to Form 10-KSB dated September 20, 1996.
        3.3 Certificate of Amendment to the Certificate of Incorporation of Drummond Financial Corporation dated October 14, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.
        3.4  Bylaws.  Incorporated by reference to Form S-1 filed June 7,
             1993.
        3.5 Amendment to the Bylaws adopted as of July 20, 1993. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.
        4.1 Form of Indenture between CVD Financial Corporation and Harris Trust Company of New York, as Trustee. Incorporated by reference to Form S-1 filed June 7, 1993.
        4.2 Second Supplemental Indenture between Drummond Financial Corporation and Harris Trust Company of New York, as Trustee, dated for reference October 23, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.
        4.3 Third Supplemental Indenture among Drummond Financial Corporation, Harris Trust Company of New York and The Bank of Nova Scotia Trust Company of New York dated for reference May 13, 1997.
        10.1 1993 Stock Option Plan. Incorporated by reference to Form S-1 filed June 7, 1993.
        10.2 Profit Sharing Plan. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.

        10.3 Stock Purchase Agreement between CVD Financial Corporation and Mercer International Inc. dated March 22, 1995. Incorporated by reference to Form 8-K dated March 22, 1995.
        10.4 Subscription Agreement between CVD Financial Corporation and Logan International Corp. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
        10.5 Subscription Agreement between CVD Financial Corporation and Arbatax International Inc. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
        21.  List of subsidiaries of Registrant.
        27.  Article 5 - Financial Data Schedule for year ended June 30, 1997
             - Form 10-KSB.

(b)  Reports on Form 8-K
     -------------------

A report on Form 8-K dated June 30, 1997 was filed reporting under:

Item 4.  Changes in Registrant's Certifying Accountant.
Item 7.  Financial Statements and Exhibits.

A report on Form 8-K/A dated July 7, 1997 was filed reporting under:

Item 4.  Changes in Registrant's Certifying Accountant.
Item 7.  Financial Statements and Exhibits.

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders of
Drummond Financial Corporation
(formerly CVD Financial Corporation)


We have audited the consolidated balance sheet of Drummond Financial Corporation (formerly CVD Financial Corporation) as at June 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Drummond Financial Corporation (formerly CVD Financial Corporation) as at June 30, 1996 and for the year then ended were audited by other auditors whose report dated September 13, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1997 and the results of their operations and their cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.






                                               /s/ DAVIDSON & COMPANY
Vancouver, Canada                              Chartered Accountants

August 26, 1997

=============================================================================

                                            Report of Independent Accountants
-----------------------------------------------------------------------------




To The Board of Directors and Shareholders
Drummond Financial Corporation
(formerly CVD Financial Corporation)


We have audited the Consolidated Balance Sheet of Drummond Financial Corporation (formerly CVD Financial Corporation) (the "Company") as of June 30, 1996 and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States and Canada. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.



                                                        /s/ BDO DUNWOODY
Vancouver, Canada                                       Chartered Accountants
September 13, 1996

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
CONSOLIDATED BALANCE SHEETS
(Dollars stated in thousands)
AS AT JUNE 30

=============================================================================

                                                           1997        1996
-----------------------------------------------------------------------------



ASSETS


Cash and cash equivalents                             $   1,625  $   14,478

Finance receivables, net (Note 4)                         8,142      12,137

Other receivables (Note 5)                               10,948         371

Due from affiliates                                         541          -

Investments (Note 6)                                      8,035      19,283

Investment - at equity (Note 7)                             917          -

Deferred debt issuance costs, net of accumulated
    amortization of $770 (1996 - $567)                    1,348       2,037

Other assets                                                  4           4
                                                     ----------  ----------

                                                     $   31,560  $   48,310
=============================================================================



















The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
CONSOLIDATED BALANCE SHEETS
(Dollars stated in thousands)
AS AT JUNE 30

=============================================================================

                                                           1997        1996
-----------------------------------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities              $   1,788   $     835

Interest payable                                            964       1,787

Accrued dividends payable                                   149          -

Bonds payable (Note 8)                                   23,002      42,047
                                                      ---------   ---------
                                                         25,903      44,669
                                                      ---------   ---------

Shareholders' equity (Note 9)
    Capital stock
      Preferred stock, $0.01 par value
        5,000,000 shares authorized
        3,000,000 shares issued and outstanding              30          30
      Additional paid-in capital                          5,970       5,970
                                                      ---------   ---------

                                                          6,000       6,000
                                                      ---------   ---------

      Common stock, $0.01 par value
        10,000,000 shares authorized
         4,264,000 shares issued and outstanding             43          43
      Additional paid-in capital                         17,767      17,767
                                                      ---------   ---------

                                                         17,810      17,810
                                                      ---------   ---------

    Deficit                                             (15,097)    (17,113)
                                                      ---------   ---------

                                                          8,713       6,697
    Less: 1,545,400 common shares held as
            treasury stock                               (3,056)     (3,056)
                                                      ---------   ---------

                                                          5,657       3,641
                                                      ---------   ---------

                                                      $  31,560   $  48,310
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars stated in thousands; except per share amounts)
YEAR ENDED JUNE 30

=============================================================================

                                                           1997        1996
-----------------------------------------------------------------------------



REVENUE
  Interest                                           $    2,079  $    2,232
  Loan fees and other                                       914         319
  Gain on investments, net                                  938       4,516
  Dividend income                                           322          -
                                                     ----------  ----------


                                                          4,253       7,067
                                                     ----------  ----------

COSTS AND EXPENSES
  Interest                                                3,571       3,893
  Recovery of credit losses                                (673)     (1,396)
  General and administrative                              1,704       2,891
                                                     ----------  ----------

                                                          4,602       5,388
                                                     ----------  ----------

Equity in loss of investee                                 (289)         -
                                                     ----------  ----------

Income (loss) from  operations                             (638)      1,679

Income tax expense                                            1           1
                                                     ----------  ----------

Income (loss) before extraordinary gain                    (639)      1,678

Extraordinary gain on early extinguishment of debt,
    net of $Nil provision for income taxes for
    1997 and 1996                                         2,977         113
                                                     ----------  ----------

Net income for the year                              $    2,338  $    1,791
=============================================================================


Earnings (loss) per share
   Earnings (loss) before extraordinary gain         $    (0.35) $     0.62
   Extraordinary gain                                      1.09        0.04
                                                     ----------  ----------

                                                     $     0.74  $     0.66
=============================================================================


Weighted average number of shares outstanding         2,718,600   2,718,600
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars stated in thousands)
YEAR ENDED JUNE 30

=============================================================================

                                                           1997        1996
-----------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                          $   2,338   $   1,791
  Adjustment to reconcile income to cash from
    operating activities
      Extraordinary gain on early extinguishments
        of debt                                          (2,977)       (113)
      Gain on investments, net                             (938)     (4,516)
      Recovery of credit losses                            (673)     (1,396)
      Equity in loss of investee                            289          -
      Amortization of deferred debt issuance costs          (78)        205
                                                      ---------   ---------
                                                         (2,039)     (4,029)

  Changes in non-cash working capital balances
      Interest receivable                                   127         136
      Commitment fees                                      (106)       (249)
      Other receivables                                  (3,133)     (1,317)
      Due from affiliates                                  (541)         -
      Interest payable                                     (823)       (168)
      Accounts payable and accrued liabilities              953         430
      Other                                                  -           65
                                                      ---------   ---------

                                                         (5,562)     (5,132)

  Purchase of trading securities                         (3,037)    (15,235)
  Proceeds from sales of trading securities              16,082       9,050
                                                      ---------   ---------

  Net cash provided by (used in) operating
    activities                                            7,483     (11,317)
                                                      ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Advances on loans                                      (1,100)       (229)
  Payments collected on loans                             3,740      14,000
  Purchase of available-for-sale security                    -       (6,000)
  Increase in note receivable                            (7,502)         -
                                                      ---------   ---------

  Net cash provided by (used in) investing activities    (4,862)      7,771
                                                      ---------   ---------


The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Dollars stated in thousands)
YEAR ENDED JUNE 30

=============================================================================

                                                           1997        1996
-----------------------------------------------------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock           $      -    $   6,000
  Purchase of treasury bond payable                     (15,301)       (121)
  Dividends paid                                           (173)         -
                                                      ---------   ---------

  Net cash provided by (used in) financing activities   (15,474)      5,879
                                                      ---------   ---------


Increase (decrease) in cash and cash equivalents for
  the year                                              (12,853)      2,333


Cash and cash equivalents, beginning of year             14,478      12,145
                                                      ---------   ---------

Cash and cash equivalents, end of year                $   1,625   $  14,478
=============================================================================


Cash paid during the year for:

  Interest expense                                    $   3,521   $   3,853
  Income taxes                                                1           1
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars stated in thousands)



=========================================================================================================

                     Preferred Stock                 Common Stock
                ---------------------------  --------------------------                             Total
                                 Additional                  Additional                     Shareholders'
                   Number           Paid-in     Number          Paid-in Accumulated Treasury       Equity
                of Shares  Amount   Capital  of Shares  Amount  Capital     Deficit    Stock    (Deficit)
---------------------------------------------------------------------------------------------------------

Balance at
 June 30, 1995         -   $   -   $    -    4,264,000  $   43 $ 17,767 $   (18,904) $ (3,056)  $ (4,150)


Issued for cash 3,000,000      30    5,970          -       -        -           -         -       6,000


Net income
 for the year          -       -        -           -       -        -        1,791        -       1,791
                ---------  ------  -------   ---------  ------ -------- -----------  --------   --------

Balance at
 June 30, 1996  3,000,000      30    5,970   4,264,000      43   17,767     (17,113)   (3,056)     3,641


Net income for
 the year              -       -        -           -       -        -        2,338        -       2,338


Dividends paid
 and payable           -       -        -           -       -        -        (322)        -        (322)
                ---------  ------  -------   ---------  ------ -------- -----------  --------   --------

Balance at
 June 30, 1997  3,000,000  $   30  $ 5,970   4,264,000  $   43 $ 17,767 $  (15,097)  $ (3,056)  $  5,657
========================================================================================================




The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



1.    NATURE OF OPERATIONS

Drummond Financial Corporation (formerly CVD Financial Corporation) (the "Company"), a Delaware corporation, was formed in June 1993. In August 1993, the Company completed an initial public offering of common stock concurrent with a debenture offering.


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

While the Company reported net income in 1997 and 1996 principally as a result of realizing gains on sales of investments and extinguishment of debt, the Company had an accumulated deficit of $15.1 million as at June 30, 1997. The Company now focuses on investment and merchant banking activities while de-emphasizing asset-based commercial lending.




3.    SIGNIFICANT ACCOUNTING POLICIES

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results in future periods could be different from these estimates made in the current year. The following is a summary of the significant accounting policies of the Company:

Basis of consolidation
----------------------

These consolidated financial statements included the accounts of the Company and its subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Cash and cash equivalents
-------------------------

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These are recorded at cost which approximates fair value based on the reported market value.
Additionally, the Company maintains cash balances at foreign financial institutions in excess of insured limits.

Finance receivables and allowance for credit losses
---------------------------------------------------

Finance receivables, also known as recorded investments in loans, include the outstanding loan balance (net of any charge-offs), accrued interest, reimbursable expenses and are net of deferred loan fees.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



3.    SIGNIFICANT ACCOUNTING POLICIES (continued)


Finance receivables and allowance for credit losses (continued)
---------------------------------------------------------------

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

The Company continues to apply FASB Statement No. 5, "Accounting for Contingencies", to provide an allowance on a pool of unimpaired loans.

Investments
-----------

The Company's available-for-sale and trading securities are stated at their fair values. Any unrealized holding gains or losses of available-for-sale securities are excluded from earnings and reported as a separate component of shareholders' equity until realized. If a loss in value in available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Gains and losses on trading securities are included in earnings. Cost is based on the specific identification method to determine realized gains or losses.

Warrants to acquire common stock of the various borrowers held by the Company for which a readily determinable fair market value is available and the Company has an unrestricted right to sell the warrant and/or underlying securities within one year, are included in trading securities.

Investments in other companies where control is temporary or ownership is less than 20% are carried using the cost method of accounting. The Company accounts for its investments in companies where the ownership is 20% or more under the equity method.

Deferred debt issuance costs
----------------------------

Debt issuance costs consist of underwriters' fees and expenses and other costs capitalized in connection with the Company's August 1993 debenture offering. These costs are being amortized on a straight line basis which approximates the interest method over the term of the related debt. The amortization is included in interest expense.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



3.    SIGNIFICANT ACCOUNTING POLICIES (continued)


Revenue recognition
-------------------

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

Income taxes
------------

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

Earnings (loss) per share
-------------------------

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year, after considering outstanding stock options and warrants.

Stock-based compensation
------------------------

FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

Comparative figures
-------------------

Certain comparative figures have been reclassified to conform with the current year's presentation.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



4.    FINANCE RECEIVABLES

The Company engages in the asset-based commercial lending business. Generally, loans are due over periods of one to five years and are collateralized by security agreements on various types of equipment, commercial real estate, borrowers' eligible accounts receivable and inventory and other tangible assets. The loans generally earn interest at a major bank's (the "Bank") prime rate (8.5 percent at June 30, 1997 and 8.25 percent at June 30, 1996) plus two to seven percent. The Bank's weighted daily average prime rate was 8.32 percent and 8.52 percent during the years ended June 30, 1997 and 1996, respectively.

================================================================================

                           June 30, 1997                   June 30, 1996
                  ------------------------------- ------------------------------
                                        Allowance                      Allowance
                    Number    Recorded for Credit   Number Recorded   for Credit
                  of Loans Investments     Losses of Loans Investments    Losses
--------------------------------------------------------------------------------

Impaired loans           2  $    5,071  $   3,223        5 $    14,572 $   6,702
Unimpaired loans         5       6,364         70        4       4,767       500
                   -------  ----------  ---------  ------- ----------- ---------

                         7  $   11,435  $   3,293        9 $    19,339 $   7,202
================================================================================

Net book value              $    8,142                     $    12,137
================================================================================

The net book value of the finance receivables approximate their fair market value which is based on the discounted present value of the estimated future cash flow.

The Company has established allowances for credit losses at June 30, 1997 and 1996 as follows:

================================================================================

                                               1997
                                   -------------------------------
                                   Specific    General     Total       1996
--------------------------------------------------------------------------------

Balance, beginning of year         $   6,702   $    500   $  7,202   $ 14,716
Provision (recovery) for the year         40       (713)      (673)    (1,396)
Charge-offs for the year              (3,519)       283     (3,236)    (6,118)
                                   ---------   --------   --------   --------

Balance, end of year               $   3,223   $     70   $  3,293   $  7,202
================================================================================

Contractual maturities of finance receivables are as follows:

   Years ending June 30,
      1998                                                $  7,664
      1999                                                   3,329
      2000                                                      82
                                                          --------

                                                            11,075
   Interest receivable, currently due                          178
   Reimbursable expenses, currently due                        220
   Deferred commitment fees, net of related costs              (38)
                                                          --------

                                                            11,435
   Less: allowance for credit losses                        (3,293)
                                                          --------

   Finance receivables, net                               $  8,142
                                                          ========

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



4.    FINANCE RECEIVABLES (continued)

The Company does not have sufficient operating history to determine whether the loan portfolio will generally be repaid or renewed before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

At June 30, 1997 and 1996, the Company does not have any unfunded loan commitments.



5.    OTHER RECEIVABLES

=========================================================================

                                                       1997       1996
-------------------------------------------------------------------------

Note receivable                                    $  7,502   $     -
Accrued dividend receivable                             149         -
Other receivable                                      3,297        371
                                                   --------   --------

                                                   $ 10,948   $    371
=========================================================================

The note receivable is unsecured, accrues interest at the rate of 8% per annum and is due January 1, 1998.

The carrying amount of receivables approximates their fair value which is based on the discounted present value of their estimated future cash flows.



6.    INVESTMENTS

=========================================================================

                                                       1997       1996
-------------------------------------------------------------------------

Trading securities:

  Bonds and debentures                             $     -    $ 10,204
  Equity securities                                   2,035        296
  Investment funds                                       -       2,783
                                                   --------   --------

                                                      2,035     13,283

Available-for-sale security (Note 12)                 6,000      6,000
                                                   --------   --------

                                                   $  8,035   $ 19,283
=========================================================================

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



6.    INVESTMENTS (continued)

For the year ended June 30, 1997, the Company recognized an unrealized holding loss of $435,000 (1996 - $57,000) and a realized gain of $1,373,000 (1996 - $4,573,000) on sales of trading securities.

Available-for-sale investments consist of preferred shares in an affiliate. The preferred shares are stated at cost of $6,000,000 at June 30, 1997 and 1996 because there is no market for the shares. The carrying amount approximates their fair value which is based on their retractibility feature and dividend rate compared to market rate.


7.    INVESTMENT - AT EQUITY

The Company's investment is comprised of 1,470,320 shares of Ichor Corporation which represents 29.95% of the total outstanding shares. The Company has accounted for its investment using the equity method of accounting.


8.    BONDS PAYABLE

Under an indenture dated August 26, 1993 (the "Master Indenture") the Company is authorized to issue up to $500 million of unsecured, subordinated variable rate bonds (the "Bonds"). The Bonds may be issued in series, each substantially identical in form pari passu in right and having substantially identical terms except for the date of issuance. The Company may not issue any subsequent series of Bonds unless no event of default under the Master Indenture has occurred or has been continuing with respect to any Bond previously issued within the 12 month period immediately preceding the date of issuance of such subsequent series, and not less than 75 percent of the net proceeds received from the issuance of the immediately preceding series of Bonds have been utilized or formally committed.

In August 1993, the Company made an initial issuance of Bonds at par in the aggregate principal amount of $50 million in a public offering concurrent with the Company's initial public offering of Common Stock. The sale of the Bonds generated net proceeds of $46.9 million after related debt issuance costs. No other issuances of Bonds have since occurred.

Interest on the Bonds is payable semi-annually on January 25 and July 25 to holders of record on the preceding December 31, and June 30, respectively. The interest paid for each semi-annual period is the greater of: (i) the Bank's prime rate as of the first day of the semi-annual period, (ii) the Bank's weighted daily average prime rate during the semi-annual period, (iii) a rate specified by the Company prior to the commencement of the semi-annual period, and, (iv) 80 percent of the "portfolio yield". Portfolio yield is defined as: (i) the aggregate of interest received from the Company's loan portfolio and gains less losses, if any, realized from the disposition of equity securities or warrants to acquire equity securities received in connection with the making or purchasing of loans; less (ii) the provision for credit losses.

The Company did not make its semi-annual interest payments due on January 25, 1996, July 25, 1996, January 25, 1997, and July 25, 1997
until February 20, 1996, August 22, 1996, February 21, 1997, and August 20, 1997, respectively. The delinquent payments did not result in an event of default as the payment was made within the 30 day cure period provided for under the terms of the Master Indenture.

As part of an amendment to the Master Indenture made during 1996, the requirement to maintain a ratio of consolidated liabilities to consolidated tangible net worth of not more than 15:1 and the restriction on the use of proceeds from the issuance of the bonds was deleted.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



8.    BONDS PAYABLE (continued)


The Bonds mature on July 31, 2008 and are subject to mandatory redemption by the Company in annual instalments commencing July 31, 2004 through July 31, 2008. The annual instalment amount is equal to 20 percent of the outstanding principal on June 30, 2004. The Bonds are also subject to mandatory redemption generally upon the sale or transfer of substantially all of the assets of the Company.

In September 1993, the Board of Directors authorized the repurchase of up to $5.0 million principal amount of bonds. The entire $5.0 million of bonds were repurchased and cancelled, resulting in an extraordinary gain before income taxes of approximately $0.7 million.

In April, 1994, the Company's Board of Directors authorized a discretionary buy back program (the "Repurchase Program") of the Company's Common Stock and Bonds up to a total cost of $4.5 million. During the last quarter of fiscal 1996, the Board of Directors authorized the Company at its discretion, to spend up to an additional $10 million to repurchase Bonds. During the last quarter of fiscal 1997, the Board of Directors authorized the Company to spend a further $10 million to repurchase Bonds. During 1997, $19,045,000 (1996 - $234,000) in aggregate principal amount of Bonds were repurchased resulting in an extraordinary gain of $2,977,000 (1996 - $113,000). At June 30, 1997, the Company had remaining issued and outstanding $45 million principal amount of bonds of which approximately $22 million were repurchased and are held by the Company in treasury.

The Bonds had a carrying amount of $23,002,000 (1996 - $42,047,000) and a fair value of $15,181,000 (1996 - $29,433,000) as at June 30, 1997.
The fair value is based on the quoted market price.

For semi-annual periods ended December 31, 1995, June 30, 1996,
December 31, 1996 and June 30, 1997, interest has been incurred at per annum coupon rates of 9.0 percent, 8.5 percent, 8.25 percent and 8.38 percent, respectively.



9.    SHAREHOLDERS' EQUITY


In June, 1996, the Company issued 3,000,000 shares of its Preferred Stock, Series 1 for $6,000,000 cash. The Preferred Stock, Series 1 pays a cumulative dividend at 5% per annum on paid-up amount; accrued interest at 8% per annum on accrued and unpaid dividends; is redeemable by the Company at any time at the paid-up amount plus 10% premium; and has variable voting rights which limit the votes thereon so that any holder thereof has less than 48% of total votes attached to all the outstanding voting shares of the Company, subject to certain adjustments.

In connection with its initial public offering, the Company issued warrants to its underwriters representing the right to purchase 200,000 shares of the Company's Common Stock at $4.50 per share. The number of shares and exercise price are subject to adjustment for certain changes in the Company's capital structure. The warrants may be exercised until expiry on August 16, 1998.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



10.   STOCK OPTION PLAN


In June 1993, the Board of Directors approved the adoption of the Stock Option Plan. Under the plan, substantially all employees, consultants and non-employee directors are eligible to receive options to purchase up to an aggregate of 400,000 shares of the Company's Common Stock at exercise prices which cannot be less than the fair market value of the shares on the date the options are granted. The term of each option can be no more than 10 years. Non-employee directors of the Company are automatically granted options to purchase 25,000 shares of Common Stock on the date they become a director and additional options to purchase 3,500 shares of Common Stock are granted upon the completion of each full year of service and at the Annual Meeting of Shareholders thereafter. Information with respect to options granted under the plan is as follows:

=========================================================================

                                                               Exercise
                                                                  Price
                                                              Per Share
                                                Number          (Not in
                                             of Shares        Thousands)
-------------------------------------------------------------------------

Outstanding, June 30, 1995                    150,000     $1.81 - $3.75

    Expired                                   (75,000)    $1.81 - $3.75
                                            ---------     -------------


Outstanding, June 30, 1996                     75,000     $1.81 - $1.88

    Expired                                   (50,000)            $1.81
                                            ---------     -------------

Outstanding, June 30, 1997                     25,000             $1.88
=========================================================================

At June 30, 1997, options to purchase 350,000 shares (1996 - 300,000) of the Company's Common Stock are available for future grant and outstanding options with regard to 25,000 (1996 - 75,000) shares are exercisable.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There was no option granted in either 1997 or 1996.

The disclosure requirements of FASB Statement No. 123 are effective for the Company's financial statements starting from the fiscal year ended June 30, 1997. No pro forma disclosures are presented because there was no option granted after the fiscal year ended June 30, 1995.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



11.   INCOME TAXES


There was no provision for income taxes for the years ended June 30, 1997 and 1996 (other than the payment of state minimum income tax of $1,000 each in 1997 and 1996) due to tax losses incurred in prior years.



Differences between the United States federal statutory and the Company's effective tax rates are as follows:

=========================================================================

                                                       1997       1996
-------------------------------------------------------------------------

United States federal statutory rate on
    income from operations                         $    795   $    571
Timing differences on credit losses                  (1,329)    (2,520)
Other timing differences                                305        101
Valuation allowance                                     229      1,848
                                                   --------   --------

                                                   $     -    $     -
=========================================================================



The net deferred tax assets at June 30, 1997 and 1996 consist of the following:

=========================================================================

                                                       1997       1996
-------------------------------------------------------------------------


Provision for credit losses                        $  1,120   $  2,483
Net operating loss carryforwards                      3,264      3,245
Other timing differences                                571         -
Valuation allowance                                  (4,955)    (5,728)
                                                   --------   --------

Deferred tax asset, net                            $     -    $     -
=========================================================================


At June 30, 1997, the Company has $9.6 million in net operating loss carryforwards for United States federal income tax purposes and $3.1 million for California income tax purposes. The carryforwards expire in the fiscal years ending in 2009 to 2012 for United States federal income tax purposes and 1999 to 2001 for California income tax purposes. Of the total net operating loss carryforwards, utilization of approximately $3.0 million is restricted due to various changes in the ownership of the Company.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



12.   RELATED PARTY TRANSACTIONS


During the year ended June 30, 1997, the Company incurred $300,000 (1996 - $456,000) in fees payable to certain affiliates. These affiliates are related to the Company because they have certain common director(s) (one of the affiliates also owns a 34.6% indirect interest of common shares and 100% indirect interest of preferred shares of the Company representing a total of 47.9% of all the outstanding voting shares). The fees were to pay for the accounting and administration of the Company, as well as reimbursement of certain office expenses. The Company also paid $22,000 (1996 - $125,000) in consulting fees and expense reimbursement to a company which is owned and controlled by an officer of the Company. The Company has an amount of $541,000 (1996 - $Nil) owing to them from a company in which the Company owns 29.95% interest.

During fiscal 1996, the Company issued 3,000,000 shares of its Preferred Stock, Series 1 for $6,000,000 cash to an affiliate which also owns a 34.6% indirect interest in the Company. Also during fiscal 1996, the Company acquired $6,000,000 worth of preferred stock in a subsidiary of the same affiliate. This investment is classified as an available-for-sale security.


13.   COMMITMENTS AND CONTINGENCIES


The Company is involved in various claims and matters of litigation arising in the ordinary course of its business including collection and related actions concerning delinquent loans made by the Company. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial conditions.


14.   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO
        CONSOLIDATED STATEMENT OF CASH FLOWS


Significant non-cash transaction in 1997 include:

a) The Company received a loan re-payment of $1,205,662 in the form of shares of a company related to the respective borrower.


Significant non-cash transactions in 1996 include:

a) The Company received payment of $131,000 in loan fees in the form of shares of the respective borrower's common stock.

b) The Company collected $73,000 on a loan by receiving shares of a borrower's common stock.

c) The Company converted a loan of $1,925,000 into shares of a borrower's common stock. Subsequently, the shares received were sold for a gain.

DRUMMOND FINANCIAL CORPORATION
(formerly CVD Financial Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1997

=============================================================================



15.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN
        GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Company's consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") which conform in all material respects with Canadian Generally Accepted Accounting Principles ("Canadian GAAP") except as set forth below:

=========================================================================
                                                   June 30,    June 30,
                                                       1997        1996
-------------------------------------------------------------------------

Net income for the year in accordance
  with U.S. GAAP                                  $   2,338  $   1,791

Unrealized gains of prior years on trading
  securities sold during the year                        -         270
                                                  ---------  ---------

Net income for the year in accordance
  with Canadian GAAP                                  2,338      2,061

Accumulated deficit, beginning of year              (17,113)   (19,174)

Dividends paid and payable                             (322)        -
                                                  ---------  ---------

Accumulated deficit, end of year
  in accordance with Canadian GAAP                $ (15,097) $ (17,113)
=========================================================================

Basic earnings per share
  in accordance with Canadian GAAP                $    0.74  $    0.76
=========================================================================

Fully diluted earnings per share
  in accordance with Canadian GAAP                $    0.71  $    0.76
=========================================================================

(a)     Investments
        -----------

U.S. GAAP require that trading securities be carried at fair market value with holdings gains and losses included in annual earnings. Warrants to acquire common stock for which a readily determinable fair market value is available and the Company has an unrestricted right to sell the warrant and/or underlying securities within one year are included in trading securities. Canadian GAAP would require that such securities be carried at the lower of cost or market with gains recorded only as realized.

(b)     Extinguishment of Debt
        ----------------------

U.S. GAAP require gains and losses on the extinguishment of debt to be classified as an extraordinary item. Under Canadian GAAP, the gain or loss would be included in income (loss) from operations.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DRUMMOND FINANCIAL CORPORATION

Date: September 24, 1997          By:   /s/ Michael J. Smith
                                        ------------------------------------
                                        Michael J. Smith
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith                  Date:   September 24, 1997
--------------------
Michael J. Smith
President, Chief Executive Officer,
Chief Financial Officer and Director


/s/ Leonard Petersen                  Date:   September 24, 1997
--------------------
Leonard Petersen
Director


/s/ Rene Randall                      Date:   September 24, 1997
--------------------
Rene Randall
Director


/s/ Frederick Yu Wong                 Date:  September 24, 1997
---------------------
Frederick Yu Wong
Director

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation dated June 1, 1993. Incorporated by reference to Form S-1 filed June 7, 1993.
3.2 Certificate of Designations dated July 19, 1996. Incorporated by reference to Form 10-KSB dated September 20, 1996.
3.3 Certificate of Amendment to the Certificate of Incorporation of Drummond Financial Corporation dated October 14, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.
3.4  Bylaws.  Incorporated by reference to Form S-1 filed June 7, 1993.
3.5 Amendment to the Bylaws adopted as of July 20, 1993. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.
4.1 Form of Indenture between CVD Financial Corporation and Harris Trust Company of New York, as Trustee. Incorporated by reference to Form S-1 filed June 7, 1993.
4.2 Second Supplemental Indenture between Drummond Financial Corporation and Harris Trust Company of New York, as Trustee, dated for reference October 23, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.
4.3 Third Supplemental Indenture among Drummond Financial Corporation, Harris Trust Company of New York and The Bank of Nova Scotia Trust Company of New York dated for reference May 13, 1997.
10.1 1993 Stock Option Plan. Incorporated by reference to Form S-1 filed June 7, 1993.
10.2 Profit Sharing Plan. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.
10.3 Stock Purchase Agreement between CVD Financial Corporation and Mercer International Inc. dated March 22, 1995. Incorporated by reference to Form 8-K dated March 22, 1995.
10.4 Subscription Agreement between CVD Financial Corporation and Logan International Corp. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
10.5 Subscription Agreement between CVD Financial Corporation and Arbatax International Inc. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
21.  List of subsidiaries of Registrant.
27. Article 5 - Financial Data Schedule for year ended June 30, 1997 - Form 10-KSB.