Form 10-K/A
period 1997-06-30
DRUMMOND FINANCIAL CORP
filed 1997-10-28
CIK 906549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
Amendment No. 1
[ X ]            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1997

                                       OR

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from   ____ to_____

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

                          Common stock, $.01 par value
                           15 Year Variable Rate Bonds


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year were $4.3 million.

The aggregate market value of the voting and non-voting equity of the Registrant held by non-affiliates of the Registrant on September 22, 1997 was approximately $2.2 million.

The number of shares outstanding of the registrant's Common Stock, as of September 22, 1997 was 2,718,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ITEM 9.  DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT

         The following table sets forth information regarding each director and executive officer of the Registrant.

                                                                                                      Term of Office
                                                                                                       Expires at the
          Name                            Position with the Company                     Age           Annual Meeting in
Leonard Petersen                                   Director                              41                 1999
(1)(3)

Michael J. Smith                  President, Chief Executive Officer, Chief              48                 1997
(2)                                     Financial Officer and Director

Rene Randall (3)                                   Director                              47                 1998

Roy Zanatta                              Vice President and Secretary                    32


(1)      Member of Audit Committee
(2)      Member of Loan Committee
(3)      Member of Stock Option and Compensation Committee

     Leonard Petersen. Mr. Petersen was appointed as a director in May 1995. Since 1990 he has served as a director and senior officer of Pemcorp Management, Inc. From 1987 to 1990 he was a chartered accountant with Davidson & Company. Mr. Petersen has also served as a director of Similkansen Hydro-Power Ltd. and of SGI Capital Corporation since 1993 and of Vincent Resources Ltd. from 1988 to 1993.

     Michael J. Smith. Mr. Smith was appointed as a director in March 1995, and served as Chairman of the Board until May 26, 1995, at which time he was appointed President and Chief Executive Officer. In June 1995, Mr. Smith also assumed the duties of Chief Financial Officer. He is officer and director of Ballinger Corporation, the Company's largest shareholder. He was a Trustee of Mercer International, Inc. ("MII") and was the Executive Vice President, Chief Financial Officer and Secretary of MII from 1988 to 1996. Mr. Smith was one of the founders of Prentiss Howard Group, a company organized in 1979 which assists domestic and international companies with investments, mergers and acquisitions. Mr. Smith is also President and a director of MFC Bancorp Ltd. ("MFC Bancorp"), which owns all of the outstanding shares of Ballinger Corporation and all of the outstanding shares of Preferred Stock of the Company.

     Rene Randall. Mr. Randall was elected to the Board of Directors of the Company in September 1996. Mr. Randall has held various administrative and executive positions with MII and its affiliated companies since 1985. He is a director of Conqueror Holdings Ltd., a British Columbia merchant banking company.

There are no material relationships between any companies of which Messrs. Smith, Lee or Randall are an officer or director and any company of which Mr. Petersen is an officer or director.

     Roy Zanatta. Mr. Zanatta first joined the Company as Secretary in March 1995 and became a Vice President in May 1995. Mr. Zanatta is also currently an independent consultant, and has been associated with MII in various capacities since 1993. During 1992 and 1993 he was employed as a management consultant by the British Columbia Hydro and Power Authority, a major electric utility. From 1991 to 1992 he was employed as a project manager with the Canadian Standards Association. Mr. Zanatta earned a B.A.Sc. degree in 1987 from the University of British Columbia, and an M.B.A. from McGill University in 1991. Mr. Zanatta was appointed Secretary of MFC Bancorp in April 1996 and a director of MFC Bancorp in October 1996.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon the Company's review of the reports filed with the Securities and Exchange Commission ("SEC") by the Company's current and former officers, directors and 10 percent shareholders for the period July 1, 1996 to June 30, 1997, the Company believes that all such required reports were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

                           Summary Compensation Table

                                                                                                            Options
                Name and Principal Position                       Year              Salary             Number of Shares
Michael J. Smith (1)                                              1997               ---                     ---
         President, Chief Executive Officer and                   1996               ---                     ---
         Chief Financial Officer                                  1995               ---                     ---

-----------
(1)      Mr.  Smith  did not  receive  any  compensation  from the  Company  for services as an  executive  officer in fiscal 1995,  1996 and 1997.  Mr.
         Smith did  however  receive  the  $6,000  annual  fee for  service as a director in each of those years. Mr. Smith declined to accept the grant
         of  stock   options  for  25,000  shares  of  Common  Stock  which  are automatically  granted to each nonemployee director upon appointment to the Board of Directors.


Stock Options

         There was no grants of stock options to the Named Executive Officers during the year ended June 30, 1997.

         At June 30, 1997, no stock options were held by any Named Executive Officer.

Profit Sharing Plan

As an incentive to key employees who contribute to the success of the Company, the Board of Directors adopted a profit sharing plan ("Profit Sharing Plan") to enable key employees and directors to participate in the Company's success as reflected by its earnings. The Board of Directors recently amended the Profit Sharing Plan to provide that it is to be funded by crediting the Incentive Fund under the Profit Sharing Plan with 10% of pre-tax earnings for fiscal 1996, 7.5% for fiscal 1997 and 5.0% for each fiscal year thereafter. The Plan is administered by the Stock Option and Compensation Committee of the Company's Board of Directors. Selection to participate in the Profit Sharing Profit Sharing Plan and the amount to be awarded under the Plan is determined by the Committee upon the recommendation of the Company's Chairman and the President and Chief Financial Officer. For the fiscal years ended June 30, 1996 and 1997, no payments were made by the Company pursuant to the Profit Sharing Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of October 24, 1997, the information with respect to Common Stock and Preferred Stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Common Stock or Preferred Stock, each of the Named Executive Officers, each director, and all officers and directors as a group. This does not include holders holding in "street" and "nominee" name. Except as noted, the persons named have sole voting and investment power with respect to all of the shares of Common Stock and Preferred Stock owned by them.

                                                                    Number of Shares
                                                                   Beneficially Owned
                Name and Address                                Directly or Indirectly (1)            Percent of Class (2)
                ----------------                                -------------------------            --------------------
                                                            Preferred           Common

Gibralt Holdings Ltd.                                                              558,150            20.5%
1177 West Hastings Street, Suite 2000
Vancouver, British Columbia V6E 2K3

Ballinger Corporation                                                              940,900             26.8
700 West Georgia Street, Suite 1900
Vancouver, British Columbia V7Y 1G5

MFC Bancorp Ltd.                                            3,000,000           940,900(3)             47.9
6, Cours De Rive
P.O. Box 3540
1211 Geneve 3
Switzerland


Michael J. Smith                                         3,000,000(4)           940,900(4)             47.9
6, Cours De Rive
P.O. Box 3540
1211 Geneve 3
Switzerland

Rene Randall                                                                             0               0
400 Burrard Street, Suite 1250
Vancouver, British Columbia V6C 3A6

Leonard Petersen                                                                    25,000              0.7
609 Granville Street, Suite 1270
Vancouver, British Columbia V7Y 1G6

Roy Zanatta                                              3,000,000(4)           940,900(4)             47.9
2 Stratford Place
London, W1N 9AE
United Kingdom

All Directors and Officers as a group                       3,000,000           965,900(4)             48.6
(4 persons)

     -------------

     (1) Includes shares subject to outstanding stock options exercisable within 60 days of October 24, 1997, as follows: Leonard Petersen (25,000), and directors and officers as a group (25,000).

     (2) Percentage ownership is based on shares owned (including shares subject to outstanding stock options exercisable within 60 days of October 24, 1997), divided by total shares outstanding plus, for each person, the shares that person has the right to acquire within 60 days of October 24, 1997, adjusted to give effect to the voting power attributable to the Preferred Stock.

     (3) MFC Bancorp is the sole shareholder of Ballinger Corporation and, pursuant to the rules of the SEC, is deemed to be the indirect beneficial owner of all of the shares owned by Ballinger Corporation.

     (4) Includes the 940,900 shares of Common Stock owned directly by Ballinger
Corporation, for which Mr. Smith serves as an officer and sole director, and indirectly by MFC Bancorp, and the 3,000,000 shares of Preferred Stock owned directly by MFC Bancorp, for which Mr. Smith serves as President and a director, and Mr. Zanatta serves as Secretary and a director, and of which shares Mr.
Smith and Mr. Zanatta are deemed to be the indirect beneficial owners pursuant to the rules of the SEC. Mr. Smith and Mr. Zanatta each disclaim beneficial ownership of all of such shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with MFC Bancorp and MII

During the years ended June 30, 1996 and 1997, the Company paid an aggregate of $456,000 and $300,000, respectively, in fees to MFC Bancorp, MII and a third affiliate for accounting and administrative services provided to the Company and reimbursement for office expenses.

During the year ended June 30, 1996, MFC Bancorp purchased 3,000,000 shares of Preferred Stock from the Company for $6,000,000 cash. During such year, the Company also purchased 60,000 shares of preferred stock of Logan International Corp. for $6,000,000 cash. MFC Bancorp owns 70.2% of the outstanding Common Stock of Logan International Corp.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 1997                       DRUMMOND FINANCIAL CORPORATION


                                        By:  /s/ Michael J. Smith
                                             Michael J. Smith
                                             President