Form 10QSB
period 1997-09-30
DRUMMOND FINANCIAL CORP
filed 1997-11-14
CIK 906549

=============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                      OR

       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------
                     Commission file number    001-12212

                        DRUMMOND FINANCIAL CORPORATION
           (Exact name of Registrant as specified in its charter)

            Delaware                                          95-4426690
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
Yes   X       No
    -----        -----

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

              Class                      Outstanding at November 10, 1997
              -----                      --------------------------------
      Common Stock, $0.01                            2,718,600
           par value

Transitional Small Business Disclosure Format:   Yes          No  X
                                                     ---         ---
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

                      PART I.  FINANCIAL INFORMATION
                               ---------------------
ITEM 1.  FINANCIAL STATEMENTS




                        DRUMMOND FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                 (Unaudited)

                         DRUMMOND FINANCIAL CORPORATION
                          Consolidated Balance Sheets
                                   (Unaudited)
                             (dollars in thousands)

                                          September 30, 1997   June 30, 1997
                                          ------------------   -------------
                                    ASSETS
Cash and cash equivalents                    $         1,724   $       1,625
Finance receivables, net                               5,388           8,142
Other receivables                                      8,495          10,948
Due from affiliates                                      702             541
Investments                                           18,361           8,035
Investment - at equity                                   751             917
Deferred debt issuance costs, net of accumulated
   amortization                                        1,259           1,348
Other assets                                              32               4
                                             ---------------   -------------
                                             $        36,712   $      31,560
                                             ===============   =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities     $         1,363   $       1,788
Interest payable                                         534             964
Accrued dividends payable                                224             149
Note payable                                           7,000               -
Bonds payable, net of principal amount
   of bonds held in treasury                          21,901          23,002
                                             ---------------   -------------
                                                      31,022          25,903
                                             ---------------   -------------
SHAREHOLDERS' EQUITY
Capital stock
   Preferred stock, $0.01 par value
     5,000,000 shares authorized
     3,000,000 shares issued and outstanding              30              30
   Additional paid-in capital                          5,970           5,970
                                             ---------------   -------------
                                                       6,000           6,000
                                             ---------------   -------------
   Common stock, $0.01 par value
     10,000,000 shares authorized
     4,264,000 shares issued and outstanding              43              43
   Additional paid-in capital                         17,767          17,767
                                             ---------------   -------------
                                                      17,810          17,810
                                             ---------------   -------------
Deficit                                              (15,064)        (15,097)
                                             ---------------   -------------
                                                       8,746           8,713
Less: 1,545,400 common shares held as treasury
   stock                                              (3,056)         (3,056)
                                             ---------------   -------------
                                                       5,690           5,657
                                             ---------------   -------------
                                             $        36,712   $      31,560
                                             ===============   =============


 The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (dollars in thousands except per share amounts)

                                        For the Three         For the Three
                                        Months Ended          Months Ended
                                     September 30, 1997    September 30, 1996
                                     ------------------    ------------------
Revenue
   Interest and loan fee income          $       285           $       441
   Gain on securities                            493                   106
   Dividend and other                             89                     -
                                         -----------           -----------
                                                 867                   547

Costs and expenses
   Interest                                      588                   918
   Recovery of credit losses                     (13)                 (115)
   General and administrative                    384                   206
                                         -----------           -----------
                                                 959                 1,009
                                         -----------           -----------
Operating loss                                   (92)                 (462)
Equity in loss of an investee                   (166)                    -
                                         -----------           -----------
Loss before income tax expense
   and extraordinary gain                       (258)                 (462)
Income tax expense                                 1                     1
                                         -----------           -----------
Loss before extraordinary gain                  (259)                 (463)
Extraordinary gain on debt extinguishment        368                     -
                                         -----------           -----------
Net income (loss)                                109                  (463)

Accumulated deficit, beginning of period     (15,097)              (17,113)
Dividends payable                                (76)                    -
                                         -----------           -----------
Accumulated deficit, end of period       $   (15,064)          $   (17,576)
                                         ===========           ===========

Earnings (loss) per share
   Loss before extraordinary item        $     (0.12)          $     (0.20)
   Extraordinary gain                           0.13                     -
                                         -----------           -----------
                                         $      0.01           $     (0.20)
                                         ===========           ===========
Weighted average number of shares
   outstanding                             2,718,600             2,718,600
                                         ===========           ===========










 The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                        For the Three         For the Three
                                        Months Ended          Months Ended
                                     September 30, 1997    September 30, 1996
                                     ------------------    ------------------
Operating activities:
   Net income (loss)                    $       109           $      (463)
   Adjustments to reconcile
     net loss to net cash
     used by operating activities:
       Extraordinary gain on early
          extinguishment of debt               (368)                    -
       Recovery of credit losses                (13)                 (115)
       Gain on investments, net                (493)                 (106)
       Equity in loss of an investee            166                     -
       Amortization of deferred debt
          issuance costs                         34                    51
                                        -----------           -----------
                                               (565)                 (633)

   Changes in non-cash working capital
     balances
       Receivables                             (564)                 (368)
       Interest receivable                        9                   204
       Commitment fees                           35                  (101)
       Other assets                             (28)                    -
       Due from affiliates                     (165)                    -
       Interest payable                        (388)               (1,028)
       Accounts payable and accrued
          liabilities                          (421)                  (73)
                                        -----------           -----------
                                             (2,087)               (1,999)

   Purchase of trading securities            (9,721)                 (119)
   Proceeds from sales of trading
     securities                               2,803                   202
                                        -----------           -----------
       Net cash used in operating
         activities                          (9,005)               (1,916)
                                        -----------           -----------

Investing activities:
   Advances on loan receivables              (3,000)                 (100)
   Payments received on loan receivables      5,739                   390
   Decrease in note receivable                   85                     -
                                        -----------           -----------
       Net cash provided by investing
         activities                           2,824                   290
                                        -----------           -----------
Financing activities:
   Purchase of treasury bonds                  (720)                    -
   Increase in note payable                   7,000                     -
                                        -----------           -----------
       Net cash provided by financing
         activities                           6,280                     -
                                        -----------           -----------

Net change in cash and cash equivalents          99                (1,626)
Cash and cash equivalents,
   beginning of period                        1,625                14,478
                                        -----------           -----------
Cash and cash equivalents,
   end of period                        $     1,724           $    12,852
                                        ===========           ===========

Cash paid during the period for:
   Interest expense                     $       931           $     1,787
   Income taxes                         $         1           $         1


 The accompanying notes are an integral part of these financial statements.

                       DRUMMOND FINANCIAL CORPORATION
                 Notes to Consolidated Financial Statements
                            September 30, 1997
                                (Unaudited)


Note 1.   Basis of Presentation

In accordance with Item 310 of Regulation S-B promulgated by the U.S. Securities and Exchange Commission, the consolidated financial statements and accompanying notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. These consolidated financial statements and accompanying notes thereto should be read in conjunction with Drummond Financial Corporation's (the "Corporation") audited consolidated financial statements and notes thereto contained in the Corporation's Form 10-KSB Annual Report for the fiscal year ended June 30, 1997. All dollar amounts are rounded to the nearest thousand.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Corporation's financial position as of September 30, 1997, and the results of its operations and changes in its financial position for the periods ended September 30, 1996 and 1997, respectively. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

While the Corporation reported net income in fiscal 1997 principally as a result of an extraordinary gain on early extinguishment of debt, the Corporation had an accumulated deficit of $15.1 million as at June 30, 1997. The Corporation now focuses on investment and merchant banking activities while de-emphasizing asset-based commercial lending. However, there is no assurance that such business strategies will improve future cash flow.

Note 2.   Bonds Payable

The Corporation did not make its semi-annual Bond interest payment due on July 25, 1997 until August 20, 1997. The delinquent payment did not result in an event of default, as the payment was made within the 30 day cure period provided for under the terms of the Bond indenture.

Note 3.   Adoption of Accounting Standard Regarding Impaired Loans

Under the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 114, "Accounting by Creditors for Impairment of a Loan", when a loan is impaired as defined in the statement, a lender shall measure impairment at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The

Corporation has adopted a measurement method on a loan-by-loan basis. By definition, the Corporation's non-performing loans are impaired. A specific reserve is established for each impaired loan equal to the amount by which the Corporation's recorded investment in the loan exceeds the net present value of the loan determined in accordance with FASB Statement No. 114.

The Corporation continued to apply FASB Statement No. 5, "Accounting for Contingencies", to provide an allowance on a pool of unimpaired loans.

As of September 30, 1997, the Corporation had identified impaired finance receivables with a recorded investment totaling $5.1 million and had established a specific allowance for credit losses totaling $3.2 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the three months ended September 30, 1997 is as follows:

                                                     Three Months
                                                     ------------
                                                    (in thousands)
Balance, beginning of period                           $ 3,293
Decrease in provision                                      (13)
Charge-offs                                                 (1)
                                                       -------
Balance, end of period                                 $ 3,279
                                                       =======
Consisted of:
   Specific allowance under FASB Statement No. 114     $ 3,223
   General allowance under FASB Statement No. 5             56
                                                       -------
                                                       $ 3,279
                                                       =======

The following table summarizes the calculation of net finance receivables as at September 30, 1997:

                                                    (in thousands)
Finance receivables, gross                             $ 8,667
Less allowance for credit losses                        (3,279)
                                                       -------
Finance receivables, net                               $ 5,388
                                                       =======

The following table summarizes the Corporation's specific reserves for credit losses prepared in accordance with FASB Statement No. 114 as at September 30, 1997:

                                     SEPTEMBER 30, 1997
                                   (dollars in thousands)

                                                     Total future                                          Specific
                                                     expected cash         Total related        Net        reserve
                              # of     Recorded     collections, net     costs expected to    present    under FASB
                              loans    investment  of related costs (1)  be incurred (1)(2)    value       No. 114
                              -----    ----------  --------------------  ------------------    -----     ----------
IMPAIRED LOANS
Future cash flows:
   Bankruptcy or
     ceased to operate   2     $  5,071   $    2,927      $  263          $ 1,848  $  3,223
UNIMPAIRED LOANS         3        3,596                                                  56(3)
                        ---    --------                                            --------
Grand total              5     $  8,667                                            $  3,279
                        ===    ========                                            ========

___________________
Notes:

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

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the three months ended September 30, 1997 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended September 30, 1997
-------------------------------------------------------------

Revenues for the three months ended September 30, 1997 increased to $0.9 million from $0.5 million in the comparative period of 1996. In the three months ended September 30, 1997, the Corporation recognized a $0.5 million net gain on securities, compared to $0.1 million in the comparative period of 1996. Revenues from interest and loan fees decreased to $0.3 million in three months ended September 30, 1997 from $0.4 million in the three months ended September 30, 1996. The Corporation's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate was 8.50% during the three months ended September 30, 1997, compared to 8.25% during the three months ended September 30, 1996. Revenues from dividends and other activities were $0.1 million for the three months ended September 30, 1997, compared to nil for the three months ended September 30, 1996.

Costs and expenses were $1.0 million for the quarters ended September 30, 1997 and 1996, respectively. General and administrative expenses increased to $0.4 million for the three months ended September 30, 1997 from $0.2 million for the comparative period of 1996, primarily as a result of a reversal of a provision for expenses in the quarter ended September 30, 1996. In the three months ended September 30, 1997, the Corporation reported a recovery of credit losses of $13,000, compared to $0.1 million for the comparative period of 1996.

Interest expense decreased to $0.6 million for the three months ended September 30, 1997 from $0.9 million for the comparative period of 1996, primarily as a result of a reduction in the principal amount outstanding of the Corporation's 15 Year Variable Rate Bonds (the "Bonds"). For the three months ended September 30, 1997, interest was accrued at the rate of approximately 8.50% per annum, compared to approximately 8.25% per annum for the three months ended September 30, 1996.

No income tax provision was recognized for the three months ended September 30, 1997 and 1996, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the three months ended September 30, 1997, the Corporation's net income was $0.1 million or $0.01 per share, compared to a net loss of $0.5 million or $0.20 per share in the comparative period of 1996. The Corporation's results of operations for the three months ended September 30, 1997 included $0.4 million of extraordinary gains on the early extinguishment of debt. The net income in the current period was primarily attributable to the extraordinary gain on early extinguishment of debt, the increase in net gains on securities and the decrease in interest payable.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at September 30, 1997 were $1.7 million, which represents an increase of $0.1 million from June 30, 1997.

Cash used by operations for the quarter ended September 30, 1997 was $9.0 million, compared to $1.9 million for the comparative period of 1996. The Corporation used cash of $2.1 million in operating activities before any activities in trading securities in the three months ended September 30, 1997, compared to $2.0 million in the comparative period of 1996. An increase in receivables used cash of $0.6 million in the three months ended September 30, 1997, compared to $0.4 million in the comparative period of 1996. A decrease in accounts payable and accrued liabilities used cash of $0.4 million in the three months ended September 30, 1997, compared to $0.1 million in the three months ended September 30, 1996. In the three months ended September 30, 1997, interest payable decreased by $0.4 million, compared to $1.0 million in the three months ended September 30, 1996.

Net purchases of trading securities used cash of $6.9 million in the three months ended September 30, 1997, compared to net sales of trading securities providing cash of $0.1 million in the three months ended September 30, 1996.

Cash provided by investing activities was $2.8 million during the three months ended September 30, 1997, compared to $0.3 million during the comparative period of 1996. Collections on loan receivables provided cash of $5.7 million in the three months ended September 30, 1997, compared to $0.4 million in the same period of 1996, primarily as a result of the repayment in full of three loans during the current quarter of 1997. During the three months ended September 30, 1997, one new loan in the amount of $3.0 million with a term of one year was advanced. The Corporation's net finance receivables at September 30, 1997 were $5.4 million, compared to $11.5 million at September 30, 1996.

Financing activities for the three months ended September 30, 1997 provided cash of $6.3 million. An increase in indebtedness provided cash of $7.0 million during the current period of 1997. During the three months ended September 30, 1997, the Corporation used cash of $0.7 million to purchase $1.1 million in aggregate principal amount of the Bonds. As at September 30, 1997, the Corporation had $45.0 million in principal amount of the Bonds issued and outstanding, of which approximately $23.1 million was repurchased and held by the Corporation in treasury.

The Corporation did not make its semi-annual interest payment on the Bonds due July 25, 1997 until August 20, 1997, which was within the 30 day cure period provided for under the terms of the indenture governing the Corporation's Bonds (the "Bond Indenture"). The next regularly scheduled interest payment date is January 25, 1998. As of the date hereof, the Corporation is in compliance with the terms of the Bond Indenture.

During the three months ended September 30, 1997, the Corporation proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. The Corporation anticipates that its cash and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at September 30, 1997 aggregated $8.7 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from five borrowers, compared to an aggregate of $16.9 million in finance receivables due from eight borrowers at September 30, 1996. During the quarter ended September 30, 1997, the Corporation's loans to three borrowers, with finance receivables totaling $5.7 million, were repaid in full.

At September 30, 1997, the Corporation's loans to Clean-Up Technology, Inc. and Heartland, Inc., who had finance receivables totaling $5.1 million, had been classified as non-performing and the borrowers had either filed voluntary petitions for bankruptcy protection or had ceased to operate. The Corporation designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier if the Corporation has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection).

The Corporation maintains an allowance for credit losses against which amounts deemed uncollectible are charged off and subsequent recoveries, if any, are credited. See Note 3 to the unaudited consolidated financial statements included elsewhere herein regarding the allowance for credit losses for the three months ended September 30, 1997.

                         PART II.  OTHER INFORMATION
                                   -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-KSB for the year ended June 30, 1997 for information concerning certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                           Description
------                           -----------

  27          Article 5 - Financial Data Schedule for the 1st Quarter 1998
              Form 10-QSB.

(b)  Reports on Form 8-K

A report on Form 8-K/A dated July 7, 1997 was filed reporting under:

Item 4.  Changes in Registrant's Certifying Accountant.
Item 7.  Financial Statements and Exhibits.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1997


                                   DRUMMOND FINANCIAL CORPORATION

                                   By:    /s/ Michael J. Smith
                                      -------------------------------------
                                      Michael J. Smith, President, Chief
                                      Executive Officer and Chief Financial
                                      Officer

                                 EXHIBIT INDEX

Exhibit
Number                         Description
------                         -----------

  27             Article 5 - Financial Data Schedule for the 1st Quarter 1998
                 Form 10-QSB.