Form 10QSB
period 1997-12-31
DRUMMOND FINANCIAL CORP
filed 1998-02-17
CIK 906549

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                     OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from      to
                                              ----    ----

                     Commission file number    001-12212

                       DRUMMOND FINANCIAL CORPORATION
          (Exact name of Registrant as specified in its charter)

                 Delaware                              95-4426690
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

                6 Rue Charles-Bonnet, 1206 Geneva, Switzerland
                   (Address of principal executive offices)

                                 (41 22) 818 2999
                        (Registrant's telephone number)

Suite 1250, 400 Burrard Street, Vancouver, British Columbia, Canada  V6C 3A6
               (Former name, former address and former fiscal year
                            if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
                   Class                Outstanding at February 12, 1998
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


                          PART I.  FINANCIAL INFORMATION
                                   ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                         DRUMMOND FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

                                  (Unaudited)

                         DRUMMOND FINANCIAL CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)
                            (dollars in thousands)

                                          December 31, 1997      June 30, 1997
                                          -----------------      -------------
                                    ASSETS
Cash and cash equivalents                     $         795       $      1,625
Finance receivables, net                              5,851              8,142
Other receivables                                    10,095             10,948
Due from affiliates                                       -                541
Investments                                          15,907              8,035
Investment - at equity                                  773                917
Deferred debt issuance costs, net of accumulated
  amortization                                        1,218              1,348
Other assets                                             32                  4
                                              -------------       ------------
                                              $      34,671       $     31,560
                                              =============       ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities      $         600       $      1,788
Interest payable                                      1,106                964
Accrued dividends payable                               300                149
Note payable                                          7,000                  -
Bonds payable, net of principal amount
  of bonds held in treasury                          21,515             23,002
                                              -------------       ------------
                                                     30,521             25,903
                                              -------------       ------------

SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock, $0.01 par value
    5,000,000 shares authorized
    3,000,000 shares issued and outstanding              30                 30
  Additional paid-in capital                          5,970              5,970
                                              -------------       ------------
                                                      6,000              6,000
                                              -------------       ------------
  Common stock, $0.01 par value
    10,000,000 shares authorized
    4,264,000 shares issued and outstanding              43                 43
  Additional paid-in capital                         17,767             17,767
                                              -------------       ------------
                                                     17,810             17,810
                                              -------------       ------------
Deficit                                             (16,604)           (15,097)
                                              -------------       ------------
                                                      7,206              8,713
Less: 1,545,400 common shares held as treasury
   stock                                             (3,056)            (3,056)
                                              -------------       ------------
                                                      4,150              5,657
                                              -------------       ------------
                                              $      34,671       $     31,560
                                              =============       ============


   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
                 (dollars in thousands except per share amounts)

                                            For the Six          For the Six
                                            Months Ended         Months Ended
                                         December 31, 1997    December 31, 1996
                                         -----------------    -----------------
Revenue
  Interest and loan fee income             $           655      $           860
  Loss on securities                                  (106)                (564)
  Dividend and other                                   221                  607
                                           ---------------      ---------------
                                                       770                  903

Costs and expenses
  Interest                                           1,245                1,860
  Recovery of credit losses                           (176)              (1,704)
  General and administrative                           617                  840
                                           ---------------      ---------------
                                                     1,686                  996
                                           ---------------      ---------------

Operating loss                                        (916)                 (93)
Equity in loss of an investee                         (924)                   -
                                           ---------------      ---------------
Loss before income tax expense
   and extraordinary gain                           (1,840)                 (93)
Income tax expense                                       1                    1
                                           ---------------      ---------------
Loss before extraordinary gain                      (1,841)                 (94)
Extraordinary gain on debt extinguishment              485                    -
                                           ---------------      ---------------
Net loss                                            (1,356)                 (94)

Accumulated deficit, beginning of period           (15,097)             (17,113)
Dividends payable                                     (151)                   -
                                           ---------------      ---------------
Accumulated deficit, end of period         $       (16,604)     $       (17,207)
                                           ===============      ===============
Loss per share
  Loss before extraordinary item           $         (0.73)     $         (0.09)
  Extraordinary gain                                  0.18                    -
                                           ---------------      ---------------
                                           $         (0.55)     $         (0.09)
                                           ===============      ===============

Weighted average number of shares
  outstanding                                    2,718,600            2,718,600
                                           ===============      ===============



The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
                 (dollars in thousands except per share amounts)

                                           For the Three        For the Three
                                           Months Ended         Months Ended
                                        December 31, 1997    December 31, 1996
                                        -----------------    -----------------
Revenue
  Interest and loan fee income            $           370      $           419
  Loss on securities                                 (599)                (670)
  Dividend and other                                  132                  607
                                          ---------------      ---------------
                                                      (97)                 356

Costs and expenses
  Interest                                            657                  942
  Recovery of credit losses                          (163)              (1,589)
  General and administrative                          233                  634
                                          ---------------      ---------------
                                                      727                  (13)
                                          ---------------      ---------------

Operating (loss) gain                                (824)                 369
Equity in loss of an investee                        (758)                   -
                                          ---------------      ---------------
(Loss) gain before extraordinary gain              (1,582)                 369
Extraordinary gain on debt extinguishment             117                    -
                                          ---------------      ---------------
Net (loss) income                                  (1,465)                 369

Accumulated deficit, beginning of period          (15,064)             (17,576)
Dividends payable                                     (75)                   -
                                          ---------------      ---------------
Accumulated deficit, end of period        $       (16,604)     $       (17,207)
                                          ===============      ===============

(Loss) earnings per share
  (Loss) earinings before extraordinary
    item                                  $         (0.61)     $          0.11
  Extraordinary gain                                 0.05                    -
                                          ---------------      ---------------
                                          $         (0.56)     $          0.11
                                          ===============      ===============

Weighted average number of shares
   outstanding                                  2,718,600            2,718,600
                                          ===============      ===============




The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                            For the Six        For the Six
                                           Months Ended        Months Ended
                                        December 31, 1997    December 31, 1996
                                        -----------------    -----------------
Operating activities:
  Net loss                               $         (1,356)    $            (94)
  Adjustments to reconcile
    net loss to net cash
    used by operating activities:
      Extraordinary gain on early
         extinguishment of debt                      (485)                   -
      Recovery of credit losses                      (176)              (1,704)
      (Gain) loss on investments, net                (106)                 564
      Equity in loss of an investee                   924                    -
      Amortization of deferred debt
         issuance costs                                71                    6
                                         ----------------     ----------------
                                                   (1,128)              (1,228)
  Changes in non-cash working capital
    balances:
      Receivables                                  (2,069)                (206)
      Interest receivable                             355                  118
      Commitment fees                                  22                 (109)
      Other assets                                    (28)                (172)
      Due from affiliates                            (239)                   -
      Interest payable                                195                  (53)
      Accounts payable and accrued
         liabilities                               (1,435)                (546)
                                         ----------------     ----------------
                                                   (4,327)              (2,196)

  Purchase of trading securities                   (9,507)             (21,831)
  Proceeds from sales of trading
    securities                                      4,657               12,995
                                         ----------------     ----------------
      Net cash used in operating
        activities                                 (9,177)             (11,032)
                                         ----------------     ----------------

Investing activities:
   Advances on loan receivables                    (5,000)              (1,100)
   Payments received on loan receivables            7,254                3,138
   Decrease in note receivable                         85                    -
                                         ----------------     ----------------
      Net cash provided by investing
        activities                                  2,339                2,038
                                         ----------------     ----------------

Financing activities:
   Purchase of treasury bonds                        (992)                   -
   Increase in note payable                         7,000                    -
                                         ----------------     ----------------
      Net cash provided by financing
        activities                                  6,008                    -
                                         ----------------     ----------------

Net change in cash and cash equivalents              (830)              (8,994)
Cash and cash equivalents,
   beginning of period                              1,625               14,478
                                         ----------------     ----------------
Cash and cash equivalents,
   end of period                         $            795     $          5,484
                                         ================     ================

Cash paid during the period for:
   Interest expense                      $          1,103     $          1,913
   Income taxes                          $              1     $              1



The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


Note 1.  Basis of Presentation
         ---------------------

In accordance with Item 310 of Regulation S-B promulgated by the U.S. Securities and Exchange Commission, the consolidated financial statements and accompanying notes thereto have been condensed and therefore do not contain all disclosure required by generally accepted accounting principles. These consolidated financial statements and accompanying notes thereto should be read in conjunction with Drummond Financial Corporation's (the "Corporation") audited consolidated financial statements and notes thereto contained in the Corporation's Form 10-KSB Annual Report for the fiscal year ended June 30, 1997. All dollar amounts are rounded to the nearest thousand.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Corporation's financial position as of December 31, 1997, and the results of its operations and changes in its financial position for the periods ended December 31, 1996 and 1997, respectively. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Note 2.  Bonds Payable
         -------------

The Corporation did not make its semi-annual Bond interest payment due on January 25, 1998. The Corporation has advised the trustee that it will make the payment on February 17, 1998, which is within the 30 day cure period provided for under the terms of the Bond indenture.

Note 3.  Adoption of Accounting Standard Regarding Impaired Loans
         --------------------------------------------------------

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

As of December 31, 1997, the Corporation had identified impaired finance receivables with a recorded investment totaling $2.1 million and had established a specific allowance for credit losses totaling $2.1 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the six months ended December 31, 1997 is as follows:

                                                                 Six Months
                                                                 ----------
                                                               (in thousands)
Balance, beginning of period                                     $   3,293
Decrease in provision                                                 (176)
Charge-offs                                                           (961)
                                                                 ---------
Balance, end of period                                           $   2,156
                                                                 =========
Consisted of:
  Specific allowance under FASB Statement No. 114                $   2,100
  General allowance under FASB Statement No. 5                          56
                                                                 ---------
                                                                 $   2,156
                                                                 =========

The following table summarizes the calculation of net finance receivables as at December 31, 1997:

                                                               (in thousands)
Finance receivables, gross                                       $   8,007
Less allowance for credit losses                                    (2,156)
                                                                 ---------
Finance receivables, net                                         $   5,851
                                                                 =========

The following table summarizes the Corporation's specific reserve for credit losses prepared in accordance with FASB Statement No. 114 as at December 31, 1997:

                                        Total future
                                        expected cash      Total related        Net       Specific
                   # of    Recorded   collections, net     costs expected to  present  reserve under
                   loans  investment  of related costs(1)  be incurred(1)(2)   value   FASB No. 114
                   -----  ----------  ------------------   ----------------   -------  -------------

IMPAIRED LOANS
Future cash flows:
 Bankruptcy and
  ceased to operate   1    $  2,100     $            -      $            -     $    -   $  2,100
UNIMPAIRED LOANS      3       5,907                                                           56(3)
                     ---   --------                                                     --------
Grand total           4    $  8,007                                                     $  2,156
                     ===   ========                                                     ========

-------------------
Notes:

1. The estimate of expected cash flows represents the Corporation's best estimate based on reasonable and supportable assumptions and projections.

2. These amounts represent future costs to be incurred in connection with the sale of collateral and/or the collection of the loans, and are subtracted from the net future expected cash collections.

3. The general reserve is determined in accordance with FASB Statement No. 5 on a pool of unimpaired loans.

                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the six months ended December 31, 1997 should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended December 31, 1997
----------------------------------------------------------

Revenues for the six months ended December 31, 1997 decreased to $0.8 million from $0.9 million in the comparative period of 1996. Revenues from interest and loan fees decreased to $0.7 million in the six months ended December 31, 1997 from $0.9 million in the six months ended December 31, 1996. The Corporation's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate was 8.50% during the six months ended December 31, 1997, compared to 8.25% during the six months ended December 31, 1996. In the six months ended December 31, 1997, the Corporation recognized a $0.1 million net loss on securities, compared to $0.6 million in the comparative period of 1996. Revenues from dividends and other activities decreased to $0.2 million for the six months ended December 31, 1997 from $0.6 million for the comparative period of 1996.

Costs and expenses increased to $1.7 million for the six months ended December 31, 1997 from $1.0 million in the comparative period of 1996. General and administrative expenses decreased to $0.6 million for the six months ended December 31, 1997 from $0.8 million for the comparative period of 1996, primarily as a result of reduced legal fees and loan collection costs. In the six months ended December 31, 1997, the Corporation reported a recovery of credit losses of $0.2 million, compared to $1.7 million for the comparative period of 1996.

Interest expense decreased to $1.2 million for the six months ended December 31, 1997 from $1.9 million for the comparative period of 1996, primarily as a result of a reduction in the principal amount outstanding of the Corporation's 15 Year Variable Rate Bonds (the "Bonds"). For the six months ended December 31, 1997, interest was accrued at the rate of approximately 8.50% per annum, compared to approximately 8.25% per annum for the six months ended December 31, 1996.

No income tax provision was recognized for the six months ended December 31, 1997 and 1996, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

In the six months ended December 31, 1997, the Corporation reported a loss of $0.9 million as a result of equity accounting for its 30% interest in the common shares of ICHOR Corporation ("Ichor"), a company quoted on the NASDAQ SmallCap Market.

For the six months ended December 31, 1997, the Corporation recognized a net loss of $1.4 million or $0.55 per share, compared to $0.1 million or $0.09 per share in the comparative period of 1996. The Corporation's results of operations for the six months ended December 31, 1997 included $0.5 million of extraordinary gains on the early extinguishment of debt. The net loss in the current period was primarily attributable to the decrease in the recovery of credit losses, the Corporation's equity interest in the loss of Ichor and reduced revenues from dividends and other activities, which were partially offset by reduced interest expense and the extraordinary gain on debt extinguishment.

Results of Operations - Three Months Ended December 31, 1997
------------------------------------------------------------

In the three months ended December 31, 1997, the Corporation had revenues of $(0.1 million), compared to revenues of $0.4 million in the comparative quarter of 1996. Revenues from interest and loan fees were $0.4 million in the three months ended December 31, 1996 and 1997, respectively. The Corporation's loans generally earn interest at the prime rate charged by the Bank plus 2% to 7%. The Bank's prime rate was 8.50% during the three months ended December 31, 1997, compared to 8.25% during the comparative period of 1996. In the three months ended December 31, 1997, the Corporation recognized a $0.6 million net loss on securities, compared to $0.7 million in the comparative period of 1996. Revenues from dividends and other activities decreased to $0.1 million for the three months ended December 31, 1997 from $0.6 million in the comparative period of 1996.

Costs and expenses were $0.7 million for the three months ended December 31, 1997, compared to a recovery of $13,000 in the comparative period in 1996. General and administrative expenses decreased to $0.2 million for the three months ended December 31, 1997 from $0.6 million for the comparative period of 1996, primarily as a result of reduced legal fees and loan collection costs. In the three months ended December 31, 1997, the Corporation reported a recovery of credit losses of $0.2 million, compared to $1.6 million for the comparative period of 1996.

Interest expense decreased to $0.7 million for the three months ended December 31, 1997 from $0.9 million for the comparative period of 1996, primarily as a result of a reduction in the principal amount outstanding of the Bonds. For the three months ended December 31, 1997, interest was accrued at the rate of approximately 8.50% per annum, compared to approximately 8.25% per annum for the three months ended December 31, 1996.

In the three months ended December 31, 1997, the Corporation reported a loss of $0.8 million as a result of equity accounting for its equity interest in Ichor.

For the three months ended December 31, 1997, the Corporation recognized a net loss of $1.5 million or $0.56 per share, compared to net income of $0.4 million or $0.11 per share in the comparative period of 1996. The Corporation's results of operations for the three months ended December 31, 1997 included $0.1 million of extraordinary gains on the early extinguishment of debt. The net loss in the current period was primarily attributable to the decrease in the recovery of credit losses, the Corporation's equity interest in the loss of Ichor and reduced revenues from dividends and other activities, which were partially offset by reduced interest and general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at December 31, 1997 were $0.8 million, which represents a decrease of $0.8 million from June 30, 1997.

Cash used by operations for the six months ended December 31, 1997 was $9.2 million, compared to $11.0 million for the comparative period of 1996. The Corporation used cash of $4.3 million in operating activities before any activities in trading securities in the six months ended December 31, 1997, compared to $2.2 million in the comparative period of 1996. An increase in receivables used cash of $2.1 million in the six months ended December 31, 1997, compared to $0.2 million in the comparative period of 1996. A decrease in accounts payable and accrued liabilities used cash of $1.4 million in the six months ended December 31, 1997, compared to $0.5 million in the six months ended December 31, 1996. A decrease in interest receivable provided cash of $0.4 million in the current period of 1997, compared to $0.1 million in the comparative period of 1996. In the six months ended December 31, 1997, an increase in interest payable provided cash of $0.2 million, compared to a decrease in interest payable using cash of $53,000 in the comparative period of 1996.

Net purchases of trading securities used cash of $4.9 million in the six months ended December 31, 1997, compared to $8.8 million in the six months ended December 31, 1996.

Cash provided by investing activities was $2.3 million during the six months ended December 31, 1997, compared to $2.0 million during the comparative period of 1996. Collections on loan receivables provided cash of $7.3 million in the six months ended December 31, 1997, compared to $3.1 million in the same period of 1996, primarily as a result of the repayment in full of four loans and the partial repayment of a fifth loan during the six months ended December 31, 1997. During the six months ended December 31, 1997, one new loan in the aggregate principal amount of $5.0 million with a term of one year was advanced. The Corporation's net finance receivables at December 31, 1997 were $5.9 million, compared to $9.8 million at December 31, 1996.

Financing activities for the six months ended December 31, 1997 provided cash of $6.0 million. An increase in indebtedness provided cash of $7.0 million during the current period of 1997. During the six months ended December 31, 1997, the Corporation used cash of $1.0 million to purchase $1.5 million in aggregate principal amount of the Bonds. As at December 31, 1997, the Corporation had $45.0 million in principal amount of the Bonds issued, of which approximately $23.5 million was repurchased and held by the Corporation in treasury.

The Corporation did not make its semi-annual interest payment on the Bonds due January 25, 1998. The Corporation has advised the trustee that it will make the payment on February 17, 1998, which is within the 30 day cure period provided for under the terms of the indenture governing the Corporation's Bonds (the "Bond Indenture"). The next regularly scheduled interest payment date is July 25, 1998. As of the date hereof, the Corporation is in compliance with the terms of the Bond Indenture.

During the six months ended December 31, 1997, the Corporation proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. The Corporation anticipates that its cash
                                       -12-
and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at December 31, 1997 aggregated $8.0 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from four borrowers, compared to an aggregate of $12.0 million in finance receivables due from seven borrowers at December 31, 1996. During the six months ended December 31, 1997, the Corporation advanced one new loan in the aggregate principal amount of $5.0 million and loans to four borrowers, with finance receivables totaling $5.6 million, were repaid in full.

At December 31, 1997, the Corporation's loan to Heartland, Inc., who had finance receivables totaling $2.1 million, had been classified as non-performing and the borrower had filed a petition for bankruptcy and had ceased to operate. The Corporation designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier if the Corporation has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection).

The Corporation maintains an allowance for credit losses against which amounts deemed uncollectible are charged off and subsequent recoveries, if any, are credited. See Note 3 to the unaudited consolidated financial statements included elsewhere herein regarding the allowance for credit losses for the six months ended December 31, 1997.

                       PART II.  OTHER INFORMATION
                                 -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-KSB for the year ended June 30, 1997 for information concerning certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                        Description
-------                       -----------
  27          Article 5 - Financial Data Schedule for the 2nd Quarter 1998
              Form 10-QSB.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 1998


                             DRUMMOND FINANCIAL CORPORATION

                             By:    /s/ Michael J. Smith
                                 -----------------------------------
                                 Michael J. Smith, President, Chief
                                 Executive Officer and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
  27          Article 5 - Financial Data Schedule for the 2nd Quarter 1998
              Form 10-QSB.