Form 10QSB
period 1998-03-31
DRUMMOND FINANCIAL CORP
filed 1998-05-12
CIK 906549

==============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to
                                                  ------    ------

                      Commission file number    001-12212

                         DRUMMOND FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                                   95-4426690
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
Yes  X  No
    ---    ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                   Class                    Outstanding at May 11, 1998
                   -----                    ---------------------------

           Common Stock, $0.01                       2,718,600
                par value

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

==============================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, the evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS




                        DRUMMOND FINANCIAL CORPORATION

                      CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE NINE MONTHS ENDED MARCH 31, 1998

                                 (Unaudited)

                             DRUMMOND FINANCIAL CORPORATION
                              Consolidated Balance Sheets
                                     (Unaudited)
                                (dollars in thousands)

                                                      March 31, 1998    June 30, 1997
                                                      --------------    -------------

                                         ASSETS
Cash and cash equivalents                              $       1,744     $      1,625
Finance receivables, net                                       5,204            8,142
Other receivables                                              8,307           10,948
Due from affiliates                                                -              541
Investments                                                   15,913            8,035
Investment - at equity                                           773              917
Deferred debt issuance costs, net of accumulated
   amortization                                                1,184            1,348
Other assets                                                       -                4
                                                       -------------     ------------
                                                       $      33,125     $     31,560
                                                       =============     ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities               $         100     $      1,788
Interest payable                                                 760              964
Accrued dividends payable                                         76              149
Note payable                                                   7,000                -
Bonds payable, net of principal amount
   of bonds held in treasury                                  21,515           23,002
                                                       -------------     ------------
                                                              29,451           25,903
                                                       -------------     ------------

SHAREHOLDERS' EQUITY
Capital stock
   Preferred stock, $0.01 par value
      5,000,000 shares authorized
      3,000,000 shares issued and outstanding                     30               30
   Additional paid-in capital                                  5,970            5,9700
                                                       -------------     ------------
                                                               6,000            6,000
                                                       -------------     ------------
   Common stock, $0.01 par value
      10,000,000 shares authorized
      4,264,000 shares issued and outstanding                     43               43
   Additional paid-in capital                                 17,767           17,767
                                                       -------------     ------------
                                                              17,810           17,810
                                                       -------------     ------------
Deficit                                                      (17,080)         (15,097)
                                                       -------------     ------------
                                                               6,730            8,713
Less:  1,545,400 common shares held as treasury stock         (3,056)          (3,056)
                                                       -------------     ------------
                                                               3,674            5,657
                                                       -------------     ------------
                                                       $      33,125     $     31,560
                                                       =============     ============

     The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
               Consolidated Statements of Operations and Deficit
                                 (Unaudited)
                (dollars in thousands except per share amounts)

                                             For the Nine      For the Nine
                                             Months Ended      Months Ended
                                             March 31, 1998    March 31, 1997
                                             --------------    --------------
Revenues
  Interest and loan fee income                $       1,022     $       1,095
  Gain (loss) on securities                              66              (559)
  Other                                                 383               707
                                              -------------     -------------
                                                      1,471             1,243

Costs and expenses
  Interest                                            1,848             2,776
  Recovery of credit losses                            (176)             (673)
  General and administrative                          1,115             1,436
                                              -------------     -------------
                                                      2,787             3,539
                                              -------------     -------------

Operating loss                                       (1,316)           (2,296)
Equity in loss of an investee                          (924)                -
                                              -------------     -------------
Loss before income tax expense and
  extraordinary gain                                 (2,240)           (2,296)
Income tax expense                                        1                 1
                                              -------------     -------------

Loss before extraordinary item                       (2,241)           (2,297)
Extraordinary item, extinguishment of debt              485                 -
                                              -------------     -------------

Net loss                                             (1,756)           (2,297)
Accumulated deficit, beginning of period            (15,097)          (17,113)
Dividends paid and payable                             (227)                -
                                              -------------     -------------
Accumulated deficit, end of period            $     (17,080)    $     (19,410)
                                              =============     =============

Loss per share:
  Loss before extraordinary item              $       (0.91)    $       (0.94)
  Extraordinary item                                   0.18                 -
                                              -------------     -------------
                                              $       (0.73)    $       (0.94)
                                              =============     =============
Weighted average number of shares
  outstanding                                     2,718,600         2,718,600
                                              =============     =============


   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
               Consolidated Statements of Operations and Deficit
                                  (Unaudited)
                (dollars in thousands except per share amounts)


                                             For the Three     For the Three
                                             Months Ended      Months Ended
                                             March 31, 1998    March 31, 1997
                                             --------------    --------------
Revenues
  Interest and loan fee income                $         367     $         235
  Gain on securities                                    172                 5
  Other                                                 162               100
                                              -------------     -------------
                                                        701               340

Costs and expenses
  Interest                                              603               916
  Provision for credit losses                             -             1,031
  General and administrative                            498               596
                                              -------------     -------------
                                                      1,101             2,543
                                              -------------     -------------

Operating loss                                         (400)           (2,203)
Income tax expense                                        -                 -
                                              -------------     -------------

Loss before extraordinary item                         (400)           (2,203)
Extraordinary item, extinguishment of debt                -                 -
                                              -------------     -------------
Net loss                                               (400)           (2,203)
Accumulated deficit, beginning of period            (16,604)          (17,207)
Dividends payable                                       (76)                -
                                              -------------     -------------
Accumulated deficit, end of period            $     (17,080)    $     (19,410)
                                              =============     =============

Loss per share:
  Loss before extraordinary item              $       (0.18)    $       (0.84)
  Extraordinary item                                      -                 -
                                              -------------     -------------
                                              $       (0.18)    $       (0.84)
                                              =============     =============
Weighted average number of shares
  outstanding                                     2,718,600         2,718,600
                                              =============     =============


   The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (dollars in thousands)

                                             For the Nine      For the Nine
                                             Months Ended      Months Ended
                                             March 31, 1998    March 31, 1997
                                             --------------    --------------
Operating activities:
  Net loss                                    $      (1,756)    $      (2,297)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
     Equity in loss of an investee                      924                 -
     Extraordinary gain on extinguishment
       of debt                                         (485)                -
     Provision for credit losses                       (176)             (673)
     (Gain) loss on investments                         (66)              559
     Other                                              105              (107)
                                              -------------     -------------
                                                     (1,454)           (2,518)
  Changes in non-cash working capital:
     Accounts receivable                              3,080               (88)
     Interest receivable                                599               114
     Commitment fees                                     (4)             (111)
     Other assets                                         4                 -
     Interest payable                                  (151)             (929)
     Accounts payable and accrued
       liabilities                                   (1,939)             (560)
                                              -------------     -------------
                                                        135            (4,092)
  Purchase of trading securities                     (9,970)          (22,028)
  Proceeds from sales of trading
     securities                                       5,074            13,210
                                              -------------     -------------
                                                     (4,761)          (12,910)

Investing activities:
  Advances on loan receivables                       (5,000)           (1,100)
  Payments received on loan receivables               7,579             3,261
  Net increase in notes receivable                   (3,407)                -
                                              -------------     -------------
                                                       (828)            2,161

Financing activities:
  Purchase of treasury bonds                           (992)                -
  Increase in note payable                            7,000                 -
  Dividend                                             (300)                -
                                              -------------     -------------
                                                      5,708                 -

Net change in cash and cash equivalents                 119           (10,749)
Cash and cash equivalents,
  beginning of period                                 1,625            14,478
                                              -------------     -------------

Cash and cash equivalents,
  end of period                               $       1,744     $       3,729
                                              =============     =============

Cash paid during the period for:
  Interest expenses                           $       2,052     $       3,557
  Income taxes                                $           1     $           1


   The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)


Note 1.  Basis of Presentation
------------------------------

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Corporation's financial position as of March 31, 1998, and the results of its operations and changes in its financial position for the periods ended March 31, 1997 and 1998, respectively. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Note 2.  Bonds Payable
----------------------

The Corporation did not make its semi-annual Bond interest payment due on January 25, 1998. The Corporation made the payment on February 13, 1998, which is within the 30 day cure period provided for under the terms of the Bond indenture.

Note 3.  Adoption of Accounting Standard Regarding Impaired Loans
-----------------------------------------------------------------

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

As of March 31, 1998, the Corporation had identified impaired finance receivables with a recorded investment totaling $2.1 million and had established a specific allowance for credit losses totaling $2.1 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the nine months ended March 31, 1998 is as follows:

                                                                Nine Months
                                                                -----------
                                                               (in thousands)

Balance, beginning of period                                    $     3,293
Decrease in provision                                                  (176)
Charge-offs                                                            (961)
                                                                -----------
Balance, end of period                                          $     2,156
                                                                ===========
Consisted of:
  Specific allowance under FASB Statement No. 114               $     2,100
  General allowance under FASB Statement No. 5                           56
                                                                -----------
                                                                $     2,156
                                                                ===========

The following table summarizes the calculation of net finance receivables as at March 31, 1998:

                                                               (in thousands)
Finance receivables, gross                                      $     7,360
Less allowance for credit losses                                     (2,156)
                                                                -----------
Finance receivables, net                                        $     5,204
                                                                ===========

The following table summarizes the Corporation's specific reserve for credit losses prepared in accordance with FASB Statement No. 114 as at March 31, 1998:

                                        Total future
                                        expected cash     Total related       Net     Specific
                   # of    Recorded   collections, net   costs expected to  Present reserve under
                   loans  investment  of related costs(1) be incurred(1)(2)   Value  FASB No. 114
                   -----  ----------  ------------------  ----------------- ------- -------------

IMPAIRED LOANS
Future cash flows:
 Bankruptcy and
  ceased to operate   1    $  2,100     $            -      $            -   $    -   $  2,100
UNIMPAIRED LOANS      1       5,260                                                         56(3)
                     ---   --------                                                   --------
Grand total           2    $  7,360                                                   $  2,156
                     ===   ========                                                   ========

-------------
Notes:

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

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the nine months and quarter ended March 31, 1998 should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended March 31, 1998
--------------------------------------------------------

Revenues for the nine months ended March 31, 1998 increased to $1.5 million from $1.2 million in the comparative period of 1997. Revenues from interest and loan fees decreased to $1.0 million in the nine months ended March 31, 1998 from $1.1 million in the nine months ended March 31, 1997. The Corporation's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate was 8.50% during the nine months ended March 31, 1998. During the nine months ended March 31, 1997, the Bank's prime rate increased to 8.50% from 8.25% in late March 1997. In the nine months ended March 31, 1998, the Corporation recognized a $66,000 gain on securities, compared to a loss on securities of $0.6 million in the comparative period of 1997. Revenues from other activities decreased to $0.4 million for the nine months ended March 31, 1998 from $0.7 million for the comparative period of 1997.

Costs and expenses decreased to $2.8 million for the nine months ended March 31, 1998 from $3.5 million in the comparative period of 1997. General and administrative expenses decreased to $1.1 million for the nine months ended March 31, 1998 from $1.4 million for the comparative period of 1997, primarily as a result of reduced legal fees and loan collection costs. In the nine months ended March 31, 1998, the Corporation reported a recovery of credit losses of $0.2 million, compared to $0.7 million for the comparative period of 1997.

Interest expense decreased to $1.8 million for the nine months ended March 31, 1998 from $2.8 million for the comparative period of 1997, primarily as a result of a reduction in the principal amount outstanding of the Corporation's 15 Year Variable Rate Bonds (the "Bonds"). For the nine months ended March 31, 1998, interest was accrued at the rate of approximately 8.50% per annum, compared to approximately 8.25% per annum for the nine months ended March 31, 1997.

No income tax provision was recognized for the nine months ended March 31, 1998 and 1997, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

In the nine months ended March 31, 1998, the Corporation reported a loss of $0.9 million as a result of equity accounting for its 30% interest in the common shares of ICHOR Corporation ("Ichor"), a company quoted on the NASDAQ SmallCap Market.

For the nine months ended March 31, 1998, the Corporation recognized a net loss of $1.8 million or $0.73 per share, compared to $2.3 million or $0.94 per share in the comparative period of 1997. The Corporation's results of operations for the nine months ended March 31, 1998 included $0.5 million of extraordinary gains on the extinguishment of debt. The net loss in the current period was primarily attributable to the decrease in the recovery of credit losses, the Corporation's equity interest in the loss of Ichor and reduced revenues from other activities, which were partially offset by reduced interest expense and the extraordinary gain on debt extinguishment.

Results of Operations - Three Months Ended March 31, 1998
---------------------------------------------------------

Revenues for the three months ended March 31, 1998 increased to $0.7 million from $0.3 million in the comparative period of 1997. Revenues from interest and loan fees increased to $0.4 million in the three months ended March 31, 1998 from $0.2 million in the comparative period of 1997. The Corporation's loans generally earn interest at the prime rate charged by the Bank plus 2% to 7%. The Bank's prime rate was 8.50% during the three months ended March 31, 1998. During the three months ended March 31, 1997, the Bank's prime rate increased to 8.50% from 8.25% in late March 1997. In the three months ended March 31, 1998, the Corporation recognized a $0.2 million gain on securities, compared to $5,000 in the comparative period of 1997. Revenues from other activities increased to $0.2 million for the three months ended March 31, 1998 from $0.1 million in the comparative period of 1997.

Costs and expenses decreased to $1.1 million for the three months ended March 31, 1998 from $2.5 million in the comparative period in 1997. General and administrative expenses decreased to $0.5 million for the three months ended March 31, 1998 from $0.6 million for the comparative period of 1997, primarily as a result of reduced legal fees and loan collection costs. In the three months ended March 31, 1997, the Corporation reported credit losses of $1.0 million.

Interest expense decreased to $0.6 million for the three months ended March 31, 1998 from $0.9 million for the comparative period of 1997, primarily as a result of a reduction in the principal amount outstanding of the Bonds. For the three months ended March 31, 1998, interest was accrued at the rate of approximately 8.50% per annum, compared to approximately 8.25% per annum for the three months ended March 31, 1997.

For the three months ended March 31, 1998, the Corporation recognized a net loss of $0.4 million or $0.18 per share, compared to $2.2 million or $0.84 per share in the comparative period of 1997.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at March 31, 1998 were $1.7 million, which represents an increase of $0.1 million from June 30, 1997.

Cash used by operations for the nine months ended March 31, 1998 was $4.8 million, compared to $12.9 million for the comparative period of 1997. The Corporation received cash of $0.1 million from operating activities before any activities in trading securities in the nine months ended March 31, 1998, compared to using cash of $4.1 million in the comparative period of 1997. A decrease in accounts receivable provided cash of $3.1 million in the nine months ended March 31, 1998, compared to an increase in accounts receivable using cash of $88,000 in the comparative period of 1997. A decrease in accounts payable and accrued liabilities used cash of $1.9 million in the nine months ended March 31, 1998, compared to $0.6 million in the nine months ended March 31, 1997. A decrease in interest receivable provided cash of $0.6 million and $0.1 million in the nine months ended March 31, 1998 and 1997, respectively. In the nine months ended March 31, 1998, a decrease in interest payable used cash of $0.2 million, compared to $0.9 million in the comparative period of 1997.

Net purchases of trading securities used cash of $4.9 million in the nine months ended March 31, 1998, compared to $8.8 million in the nine months ended March 31, 1997.

Cash used by investing activities was $0.8 million during the nine months ended March 31, 1998, compared to cash provided by investing activities of $2.2 million during the comparative period of 1997. Collections on loan receivables provided cash of $7.6 million in the nine months ended March 31, 1998, compared to $3.3 million in the comparative period of 1997, primarily as a result of the repayment in full of six loans during the nine months ended March 31, 1998. During the nine months ended March 31, 1998, one new loan in the aggregate principal amount of $5.0 million with a term of one year was advanced. The Corporation's net finance receivables at March 31, 1998 were $5.2 million, compared to $8.6 million at March 31, 1997.

Financing activities for the nine months ended March 31, 1998 provided cash of $5.7 million. During the nine months ended March 31, 1998, the Corporation used cash of $1.0 million to purchase $1.5 million in aggregate principal amount of the Bonds. As at March 31, 1998, the Corporation had $45.0 million in principal amount of the Bonds issued, of which approximately $23.5 million was repurchased and held by the Corporation in treasury.

The Corporation did not make its semi-annual interest payment on the Bonds, due January 25, 1998, until February 13, 1998, which was within the 30 day cure period provided for under the terms of the indenture governing the Corporation's Bonds (the "Bond Indenture"). The next regularly scheduled interest payment date is July 25, 1998. As of the date hereof, the Corporation is in compliance with the terms of the Bond Indenture.

During the nine months ended March 31, 1998, the Corporation entered into an Arrangement Agreement with MFC Bancorp Ltd. ("MFC") and Drummond Financial (B.C.) Ltd. pursuant to which the parties effected a Plan of Arrangement to exchange all of the outstanding Bonds, other than Bonds held in treasury by the Corporation, for 8% convertible subordinated bonds of MFC (the "MFC Bonds"). Approval of the holders of the Bonds and approval of the Supreme Court of British Columbia was obtained during the period in respect of the Plan of Arrangement and the arrangement set forth in the Plan of Arrangement was effected on March 31, 1998. On the effective date of the arrangement, each principal amount of the Bonds was automatically exchanged for an amount of MFC Bonds provided for under the terms of the Plan of Arrangement.

During the nine months ended March 31, 1998, the Corporation proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. The Corporation anticipates that its cash and investments on hand, and its expected loan interest and principal collections, will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at March 31, 1998 aggregated $7.4 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from two borrowers, compared to an aggregate of $11.9 million in finance receivables due from seven borrowers at March 31, 1997. During the nine months ended March 31, 1998, the Corporation advanced one new loan in the aggregate principal amount of $5.0 million and loans to six borrowers, with finance receivables totaling $7.6 million, were repaid in full.

At March 31, 1998, the Corporation's loan to Heartland, Inc., who had finance receivables totaling $2.1 million, had been classified as non-performing and the borrower had filed a petition for bankruptcy and had ceased to operate. The Corporation designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier if the Corporation has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection).

The Corporation maintains an allowance for credit losses against which amounts deemed uncollectible are charged off and subsequent recoveries, if any, are credited. See Note 3 to the consolidated financial statements included elsewhere herein regarding the allowance for credit losses for the nine months ended March 31, 1998.

                         PART II.  OTHER INFORMATION
                         ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-KSB for the year ended June 30, 1997 for information concerning certain legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders (the "Meeting") on January 16, 1998. At the Meeting, the following directors were elected:

                                                             Abstentions and
                              Votes FOR    Votes WITHHELD    Broker Non-Votes
                              ---------    --------------    ----------------

Michael J. Smith              2,048,305        29,900                -
Roy Zanatta                   2,048,305        29,900                -
Oq-Hyun Chin                  2,048,305        29,900                -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                   Description
-------                  -----------

  27          Article 5 - Financial Data Schedule for the 3rd Quarter 1998
              Form 10-QSB.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 1998


                            DRUMMOND FINANCIAL CORPORATION

                            By:    /s/ Michael J. Smith
                                 ---------------------------------------------
                                 Michael J. Smith, President, Chief
                                 Executive Officer and Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------

  27          Article 5 - Financial Data Schedule for the 3rd Quarter 1998
              Form 10-QSB.