Form 10KSB
period 1998-06-30
DRUMMOND FINANCIAL CORP
filed 1998-09-28
CIK 906549

=============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

     [ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1998

                                     OR

     [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the transition period from        to
                                               -----    -----

                     Commission file number 001-12212

                      DRUMMOND FINANCIAL CORPORATION
             (Name of small business issuer in its charter)

          Delaware                                         95-4426690
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification  No.)

             6 Rue Charles-Bonnet, 1206 Geneva, Switzerland
                (Address of principal executive offices)

      Issuer's telephone number, including area code:  (41 22) 818 2999

    Securities registered under Section 12(b) of the Exchange Act:  None

      Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 Par Value
                      15 Year Variable Rate Bonds

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year were $1.4 million.

     The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant as of September 22, 1998 was approximately $100,000.

     The number of shares outstanding of the Registrant's Common Stock as of September 22, 1998 was 2,718,600.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Proxy Statement to be filed within 120 days of the fiscal year ended June 30, 1998 are incorporated by reference into Part III. Certain exhibits in Part III are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

      Transitional Small Business Disclosure Format:  Yes       No   X
                                                          -----    -----
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

                              TABLE OF CONTENTS
                              -----------------

                                                                        PAGE
                                                                        ----
                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS.........................................4

ITEM 2.   DESCRIPTION OF PROPERTY.........................................5

ITEM 3.   LEGAL PROCEEDINGS...............................................5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.........................................................5

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................6

ITEM 7.   FINANCIAL STATEMENTS...........................................10

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................10

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT............................................10

ITEM 10.  EXECUTIVE COMPENSATION.........................................10

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.................................................10

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................10

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................10

SIGNATURES...............................................................29

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

General
-------

The Corporation operates in the financial services business in both the United States and Canada, engaging in investment and merchant banking activities and asset-based commercial lending. The Corporation's merchant banking activities include seeking controlling interests in businesses or assets which the Corporation believes are undervalued, and its asset-based commercial lending primarily involves the administration and realization of an existing loan portfolio comprised of loans to emerging companies.

During fiscal 1998, the Corporation proceeded to collect and/or settle its existing loan portfolio. During the year, the Corporation collected and/or settled loans to eight borrowers, including two loans which had been advanced by the Corporation during the year in the aggregate principal amount of $9.7 million. As a result, at June 30, 1998, the Corporation's loan portfolio consisted of a finance receivable of $2.1 million which was subject to an allowance for credit losses of $2.1 million, and the Corporation had no unfunded loan commitments.

The Corporation has de-emphasized its asset-based commercial lending and is focusing on expanding its merchant banking activities. The Corporation intends to seek controlling interests in businesses or operating companies as opportunities arise. The Corporation has no such interest to date and has not identified any opportunities as at the date hereof. The Corporation anticipates that substantial capital may be required to further its merchant banking activities, and anticipates that such capital will be provided from cash on hand, through the sale or exchange of assets, or through debt or equity financing. No assurance can be given that any necessary capital will be available when required.

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

As at June 30, 1998, the Corporation had two employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Corporation's corporate and administrative office is located in Geneva, Switzerland and is leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held a special meeting of the registered holders of the Corporation's 15 Year Variable Rate Bonds (the "Bonds") on March 26, 1998, at which such holders approved an arrangement to exchange all of the outstanding Bonds, other than Bonds held in treasury by the Corporation, for 8% Convertible Subordinated Bonds of MFC Bancorp Ltd. ("MFC"). At the meeting, the arrangement was approved as follows:

                                           Principal       Percentage of
                                         Amount Voted      Amount Voted
                                         ------------      -------------
     FOR                                 $13,056,800            86%
     AGAINST                              $2,117,000            14%
     Abstentions and Broker Non-Votes         -                  -

                                   PART II
                                   -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) Market Information. In March 1997, the Corporation's common stock and the Bonds were listed and posted for trading on the Vancouver Stock Exchange under the trading symbols "DFC.U" and "DFC.DB.U", respectively. Since August 1995, the Corporation's common stock has been quoted on the OTC Bulletin Board and the Bonds have been listed in the National Quotation Bureau Yellow Sheets.

The following table sets forth the quarterly high and low sales prices per share of the Corporation's common stock for the fiscal years ended June 30, 1997 and 1998, respectively, and the period ended September 22, 1998:

        Fiscal Quarter Ended             High        Low
        --------------------             ----        ---

        1996
        ----
        September 30....................$1.44      $1.13
        December 31.....................$2.06      $1.25

        1997
        ----
        March 31........................$1.69      $0.50
        June 30.........................$1.25      $0.50
        September 30....................$1.38      $1.00
        December 31.....................$1.33      $0.94

        1998
        ----
        March 31........................$1.09      $0.63
        June 30.........................$1.00      $0.16
        Period Ended September 22.......$0.25      $0.07

(b) Shareholders. As of September 22, 1998, there were approximately 38 holders of record of the Corporation's common stock.

(c) Dividends. The Corporation has not paid any dividends on its common stock and the directors do not contemplate the payment of such dividends.
The indenture governing the Bonds (the "Bond Indenture") prohibits the payment of dividends under certain circumstances, including with respect to a default in the payment of principal or interest when due.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Corporation for the year ended June 30, 1998 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Year Ended June 30, 1998
------------------------------------------------

Revenues for the year ended June 30, 1998 decreased to $1.4 million from $4.3 million in the comparative period of 1997, primarily as a result of a decrease in revenues from interest and loan fees and losses on investments. Revenues from interest and loan fees decreased to $1.4 million for the year ended June 30, 1998 from $2.1 million in the year ended June 30, 1997, primarily as a result of a reduction in the dollar amount of outstanding performing loans. The Corporation's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's prime rate was 8.50% at June 30, 1998 and 1997, respectively. In the year ended June 30, 1998, the Corporation reported a net loss on investments of $0.5 million, compared to a net gain on investments of $0.9 million in the comparative period of 1997. Revenues from other activities decreased to $0.2 million for the year ended June 30, 1998 from $0.9 million in the comparative period of 1997. In the year ended June 30, 1997, revenues from other activities included $0.6 million from a consent dismissal of a court action for which the Corporation had made a provision.

Costs and expenses for the year ended June 30, 1998 decreased to $3.5 million from $4.6 million in the comparative period of 1997. General and administrative expenses decreased to $1.4 million for the year ended June 30, 1998 from $1.7 million for the comparative period of 1997, primarily as a result of lower professional fees and loan collection costs in fiscal 1998. In the year ended June 30, 1998, the Corporation reported a recovery of credit losses of $0.4 million, compared to $0.7 million for the comparative period of 1997.

Interest expense decreased to $2.5 million for the year ended June 30, 1998 from $3.6 million for the comparative period of 1997, primarily as a result of a reduction in the principal amount outstanding of the Bonds. For the year ended June 30, 1998, interest was accrued at the rate of approximately 8.50% per annum, compared to approximately 8.32% per annum for the year ended June 30, 1997.

No income tax provision was recognized for the years ended June 30, 1998 and 1997, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the year ended June 30, 1998, the Corporation reported a net loss of $2.1 million, or $0.89 per share, compared to net income of $2.3 million, or $0.74 per share, in the comparative period of 1997. The Corporation's results of operations for the year ended June 30, 1998 included $0.5 million, or $0.18 per share, of extraordinary gains on the early extinguishment of debt, compared to $3.0 million, or $1.09 per share, for fiscal 1997. The net loss in the current period was primarily attributable to the decrease in revenues from interest and loan fees, the net loss on investments and reduced revenues from other activities, which were partially offset by reduced interest expense and the extraordinary gain on debt extinguishment.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at June 30, 1998 were $3.7 million, which represents an increase of $2.1 million from June 30, 1997.

Cash used by operations for the year ended June 30, 1998 was $7.9 million, compared to cash provided by operations of $7.5 million for the comparative period of 1997. The Corporation used cash of $3.6 million in operating activities before any activities in trading securities in the year ended June 30, 1998, compared to $5.6 million in the comparative period of 1997. Net purchases of trading securities used cash of $4.3 million in the year ended June 30, 1998, compared to net sales of trading securities providing cash of $13.0 million in the year ended June 30, 1997. An increase in other receivables used cash of $1.6 million in fiscal 1998, compared to $3.1 million in fiscal 1997. A decrease in accounts payable and accrued liabilities used cash of $1.3 million in the year ended June 30, 1998, compared to an increase in accounts payable and accrued liabilities providing cash of $1.0 million in the year ended June 30, 1997.

Cash provided by investing activities was $4.3 million during the year ended June 30, 1998, compared to cash used by investing activities of $4.9 million during the comparative period of 1997. Collections on loan receivables provided cash of $17.4 million in the year ended June 30, 1998, compared to $3.7 million in the comparative period of 1997, primarily as a result of the collection and/or settlement of eight loans during the year ended June 30, 1998, including two loans which had been advanced by the Corporation during the year in the aggregate principal amount of $9.7 million. A net increase in notes receivable used cash of $3.4 million in the year ended June 30, 1998, compared to $7.5 million in the year ended June 30, 1997.

Financing activities for the year ended June 30, 1998 provided cash of $5.7 million, compared to using cash of $15.5 million in the year ended June 30, 1997. During fiscal 1998, an increase in a note payable provided cash of $7.0 million. During the year ended June 30, 1998, the Corporation used cash of $1.0 million to purchase $1.5 million in aggregate principal amount of the Bonds. As at June 30, 1998, the Corporation had $45 million in principal amount of the Bonds issued, of which approximately $23.5 million was repurchased and held by the Corporation in treasury. The Corporation used $0.3 million to pay a cash dividend to the holder of its preferred shares in fiscal 1998.

During the year ended June 30, 1998, the Corporation entered into an Arrangement Agreement with MFC, the largest shareholder of the Corporation, and Drummond Financial (B.C.) Ltd. ("Drummond B.C."), a wholly-owned subsidiary of the Corporation, pursuant to which the parties effected an arrangement (the "Arrangement"), in accordance with the terms of a Plan of Arrangement, to exchange all of the outstanding Bonds, other than Bonds held in treasury by the Corporation, for 8% Convertible Subordinated Bonds of MFC (the "MFC Bonds").

The Arrangement was approved by more than 75% of the votes cast by the registered holders of the Bonds at a meeting thereof and by the Supreme Court of British Columbia, and was effected on March 31, 1998 (the "Effective Date"). On the Effective Date, each Bond in the principal amount of $1,000 was deemed to be transferred to MFC in exchange for an aggregate principal amount of $720 of MFC Bonds and each registered holder of the Bonds ceased to be the holder thereof and such holder was removed from the register of bondholders of the Corporation and Drummond B.C. Accordingly, MFC is now the sole holder of all of the outstanding Bonds.

During the year ended June 30, 1998, the Corporation proceeded to collect and/or settle and restructure the non-performing loans in its portfolio. The Corporation anticipates that its cash and investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at June 30, 1998 aggregated $2.1 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from a borrower, compared to an aggregate of $11.4 million in finance receivables due from seven borrowers at June 30, 1997. During the year ended June 30, 1998, the Corporation collected and/or settled loans to eight borrowers, including two loans which had been advanced by the Corporation during the year in the aggregate principal amount of $9.7 million.

Non-performing Loans at June 30, 1998
-------------------------------------

At June 30, 1998, the Corporation's loan to Heartland, Inc., which totaled $2.1 million, had been classified as non-performing and the borrower had filed a petition for bankruptcy and had ceased to operate. The Corporation designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier if the Corporation has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection).

Allowance for Credit Losses
---------------------------

The Corporation maintains an allowance for credit losses against which amounts deemed uncollectible are charged off and subsequent recoveries, if any, are credited. See Note 4 to the financial statements herein with respect to the allowance for credit losses during the years ended June 30, 1998 and 1997, respectively.

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000 issue". Based on its current information, management of the Corporation has determined that the Year 2000 issue will not pose significant operational problems for its computer systems as it only utilizes commercially available software and personal computers. The total cost to the Corporation of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. In addition, management of the Corporation has initiated communications with clients to ascertain their Year 2000 readiness and develop contingency plans as required, and management intends to address this issue with any prospective client. The determination by management and costs relating to the Year 2000 issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could vary materially from those anticipated.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Corporation to be provided pursuant to this Item 7, and as listed in Item 13 of this report, are included in this report commencing on page 12.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III
                                   --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the end of the Registrant's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Index to Financial Statements
        -----------------------------

        Independent Auditors' Report
        Consolidated Balance Sheet
        Consolidated Statement of Operations
        Consolidated Statement of Cash Flows
        Consolidated Statement of Shareholders' Equity
        Notes to the Consolidated Financial Statements

    (2) Exhibits
        --------

       2.1 Arrangement Agreement among Drummond Financial (B.C.) Ltd., MFC Bancorp Ltd. and Drummond Financial Corporation dated February 23, 1998. Incorporated by reference to Form T-3 of MFC Bancorp Ltd. dated March 2, 1998.
       2.2 Amendment Agreement among Drummond Financial (B.C.) Ltd., MFC Bancorp Ltd. and Drummond Financial Corporation dated March 23, 1998.
       3.1 Certificate of Incorporation dated June 1, 1993. Incorporated by reference to Form S-1 filed June 7, 1993.
       3.2 Certificate of Designations dated July 19, 1996. Incorporated by reference to Form 10-KSB dated September 20, 1996.
       3.3 Certificate of Amendment to the Certificate of Incorporation of Drummond Financial Corporation dated October 14, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.
       3.4 Bylaws.  Incorporated by reference to Form S-1 filed June 7, 1993.
       3.5 Amendment to the Bylaws adopted as of July 20, 1993.
           Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.
       4.1 Form of Indenture between CVD Financial Corporation and Harris Trust Company of New York, as Trustee. Incorporated by reference to Form S-1 filed June 7, 1993.
       4.2 Second Supplemental Indenture between Drummond Financial Corporation and Harris Trust Company of New York, as Trustee, dated for reference October 23, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.

       4.3 Third Supplemental Indenture among Drummond Financial
           Corporation, Harris Trust Company of New York and The Bank of Nova Scotia Trust Company of New York dated for reference May 13, 1997. Incorporated by reference to Form 10-KSB dated September 24, 1997.
       4.4 Fourth Supplemental Indenture among Drummond Financial Corporation, The Bank of Nova Scotia Trust Company of New York and Drummond Financial (B.C.) Ltd. dated for reference February 4, 1998.
      10.1 1993 Stock Option Plan. Incorporated by reference to Form S-1 filed June 7, 1993.
      10.2 Profit Sharing Plan. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.
      10.3 Stock Purchase Agreement between CVD Financial Corporation and Mercer International Inc. dated March 22, 1995. Incorporated by reference to Form 8-K dated March 22, 1995.
      10.4 Subscription Agreement between CVD Financial Corporation and Logan International Corp. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
      10.5 Subscription Agreement between CVD Financial Corporation and Arbatax International Inc. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
      21.  List of subsidiaries of the Registrant.
      27. Article 5 - Financial Data Schedule for year ended June 30, 1998 - Form 10-KSB.

(b)   Reports on Form 8-K
      -------------------

None.

                         INDEPENDENT AUDITORS' REPORT





To the Shareholders of
Drummond Financial Corporation


We have audited the consolidated balance sheet of Drummond Financial Corporation as at June 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1998 and 1997 and the results of their operations and cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

                                                      /s/ Davidson & Company
Vancouver, Canada                                      Chartered Accountants

September 28, 1998

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars stated in thousands)
AS AT JUNE 30

=============================================================================
                                                          1998         1997
-----------------------------------------------------------------------------


ASSETS


Cash and cash equivalents                            $    3,699   $    1,625

Finance receivables, net (Note 4)                            -         8,142

Other receivables (Note 5)                                8,661       10,948

Due from affiliate                                          780          541

Investments (Note 6)                                     15,244        8,035

Investment - at equity (Note 7)                              -           917

Deferred debt issuance costs, net of
  accumulated amortization of $463 (1997 - $770)          1,151        1,348

Other assets                                                 -             4
                                                     ----------   ----------
                                                     $   29,535   $   31,560
=============================================================================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars stated in thousands)
AS AT JUNE 30

=============================================================================
                                                          1998         1997
-----------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and accrued liabilities             $      761   $    1,788

Interest payable                                          1,349          964

Note payable                                              2,526           -

Accrued dividends payable                                   149          149

Bonds payable (Note 8)                                   21,515       23,002
                                                     ----------   ----------
                                                         26,300       25,903
                                                     ----------   ----------

Shareholders' equity (Note 9)
  Capital stock
    Preferred stock, $0.01 par value
      5,000,000 shares authorized
      3,000,000 shares issued and outstanding                30           30
    Additional paid-in capital                            5,970        5,970
                                                     ----------   ----------
                                                          6,000        6,000
                                                     ----------   ----------

    Common stock, $0.01 par value
      10,000,000 shares authorized
       4,264,000 shares issued and outstanding               43           43
    Additional paid-in capital                           17,767       17,767
                                                     ----------   ----------
                                                         17,810       17,810
                                                     ----------   ----------

  Deficit                                               (17,519)     (15,097)
                                                     ----------   ----------
                                                          6,291        8,713
  Less:  1,545,400 common shares held
    as treasury stock                                    (3,056)      (3,056)
                                                     ----------   ----------
                                                          3,235        5,657
                                                     ----------   ----------
                                                     $   29,535   $   31,560
=============================================================================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars stated in thousands; except per share amounts)
YEAR ENDED JUNE 30

=============================================================================
                                                          1998         1997
-----------------------------------------------------------------------------


REVENUE
  Interest and loan fees                             $    1,405   $    2,079
  (Loss) gain on investments, net                          (507)         938
  Dividend income                                           300          322
  Other                                                     156          914
                                                     ----------   ----------
                                                          1,354        4,253
                                                     ----------   ----------
COST AND EXPENSES
  Interest                                                2,470        3,571
  Recovery of credit losses                                (360)        (673)
  General and administrative                              1,430        1,704
                                                     ----------   ----------
                                                          3,540        4,602
                                                     ----------   ----------
Equity loss of investee                                    (420)        (289)
                                                     ----------   ----------
Loss from operations                                     (2,606)        (638)

Income tax expense                                           (1)          (1)
                                                     ----------   ----------
Loss before extraordinary gain                           (2,607)        (639)

Extraordinary gain on early extinguishment of debt,
  net of $Nil provision for income taxes
  for 1998 and 1997                                         485        2,977
                                                     ----------   ----------
Net income (loss) for the year                       $   (2,122)  $    2,338
=============================================================================

Earnings (loss) per share
  Loss before extraordinary gain                     $    (1.07)  $    (0.35)
  Extraordinary gain                                       0.18         1.09
                                                     ----------   ----------
                                                     $    (0.89)  $     0.74
=============================================================================

Weighted average number of shares outstanding         2,718,600    2,718,600
=============================================================================

              The accompanying notes are an integral part of these
                      consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars stated in thousands)
YEAR ENDED JUNE 30

=============================================================================
                                                          1998         1997
-----------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss) for the year                     $   (2,122)  $    2,338
  Adjustments to reconcile income (loss)
    to cash from operating activities:
    Extraordinary gain on early
      extinguishments of debt                              (485)      (2,977)
    Loss (gain) on investments, net                         507         (938)
    Recovery of credit losses                              (360)        (673)
    Equity in loss of investee                              420          289
    Amortization of deferred debt issuance costs            138          (78)

  Changes in non-cash working capital balances:
    Interest receivable                                     976          127
    Commitment fees                                         (25)        (106)
    Other receivable                                     (1,605)      (3,133)
    Due from affiliate                                     (239)        (541)
    Interest payable                                        438         (823)
    Accounts payable and accrued liabilities             (1,277)         953
    Other                                                     3           -

  Purchase of trading securities                        (10,500)      (3,037)
  Proceeds from sales of trading securities               6,197       16,082
                                                     ----------   ----------
  Net cash provided by (used in)
    operating activities                                 (7,934)       7,483
                                                     ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Advances on loans                                      (9,700)      (1,100)
  Payments collected on loans                            17,407        3,740
  Increase in notes receivable, net                      (3,407)      (7,502)
                                                     ----------   ----------
  Net cash provided by (used in)
    investing activities                                  4,300       (4,862)
                                                     ----------   ----------

                                - continued -

              The accompanying notes are an integral part of these
                      consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars stated in thousands)
YEAR ENDED JUNE 30

=============================================================================
                                                          1998         1997
-----------------------------------------------------------------------------


Continued....

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable                                       $    7,000   $       -
  Purchase of treasury bond payable                        (992)     (15,301)
  Dividends paid                                           (300)        (173)
                                                     ----------   ----------
  Net cash provided by (used in)
    financing activities                                  5,708      (15,474)
                                                     ----------   ----------

Increase (decrease) in cash and cash
  equivalents for the year                                2,074      (12,853)


Cash and cash equivalents, beginning of year              1,625       14,478
                                                     ----------   ----------

Cash and cash equivalents, end of year               $    3,699   $    1,625
=============================================================================

Cash paid during the year for:

    Interest expense                                 $    1,915   $    3,521
    Income taxes                                              1            1
=============================================================================

              The accompanying notes are an integral part of these
                      consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars stated in thousands)

===============================================================================================
                  Preferred Stock               Common Stock
           ---------------------------  ---------------------------
                                                                                        Total
                            Additional                  Additional   Accum-            Share-
               Number          Paid-in     Number          Paid-in   ulated  Treasury holders'
            of Shares  Amount  Capital  of Shares  Amount  Capital  Deficit     Stock  Equity
-----------------------------------------------------------------------------------------------
Balance at
  June 30,
  1996      3,000,000  $  30  $ 5,970   4,264,000  $  43  $ 17,767  $(17,113) $(3,056) $3,641

Net income
  for the
  year             -      -        -           -      -         -      2,338       -    2,338

Dividends
  paid and
  payable          -      -        -           -      -         -       (322)      -     (322)
            ---------  -----  -------   ---------  -----  --------  --------  -------  ------

Balance at
  June 30,
  1997      3,000,000  $  30  $ 5,970   4,264,000  $  43  $ 17,767  $(15,097) $(3,056) $5,657

Net loss for
  the year         -      -        -           -      -         -     (2,122)      -   (2,122)

Dividends
  paid and
  payable          -      -        -           -      -         -       (300)      -     (300)
            ---------  -----  -------   ---------  -----  --------  --------  -------  ------

Balance at
  June 30,
  1998      3,000,000  $  30  $ 5,970   4,264,000  $  43  $ 17,767  $(17,519) $(3,056) $3,235
===============================================================================================



              The accompanying notes are an integral part of these
                      consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


1.   NATURE OF OPERATIONS

     Drummond Financial Corporation (the "Company"), a Delaware corporation, was formed in June 1993. In August 1993, the Company completed an initial public offering of common stock concurrent with a debenture offering.

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


     Cash and cash equivalents
     -------------------------

     Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These are recorded at cost which approximates fair value based on the reported market value. In addition, the Company maintains cash balances at foreign financial institutions in excess of insured limits.

     Financial instruments
     ---------------------

     The Company's financial instruments consist of cash and cash equivalents, other receivables, due from affiliate, investments, accounts payable and accrued liabilities, interest payable, note payable, accrued dividends payable and bonds payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     Finance receivables and allowance for credit losses
     ---------------------------------------------------

     Finance receivables, also known as recorded investments in loans, include the outstanding loan balance (net of any charge-off's), accrued interest, reimbursable expenses and are net of deferred loan fees.

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

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Finance receivables and allowance for credit losses (cont'd.....)
     ---------------------------------------------------

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

     Investments in other companies where control is temporary or ownership is less than 20%, are carried using the cost method of accounting. The Company accounts for its investments in companies where the ownership is 20% or more under the equity method.

     Deferred debt issuance costs
     ----------------------------

     Debt issuance costs consist of underwriters' fees and expenses and other costs capitalized in connection with the Company's August 1993 debenture offering. These costs are being amortized on a straight-line basis which approximates the interest method over the term of the related debt. The amortization is included in interest expense.

     Revenue recognition
     -------------------

     Revenue consists principally of interest income from finance receivables, temporary investments of cash and cash equivalents, and amortization of loan commitment fees, net of related costs, received in connection with the making of loans, as well as sales of trading securities. Interest income is recognized when earned using the interest method. The Company, as a general policy, suspends the recognition of income on loans which are more than 90 days contractually delinquent or earlier if the Company has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g. the borrower files for bankruptcy protection). The recognition of income is generally resumed, and suspended income is recognized as interest revenues, when the loan becomes contractually current or collection of suspended amounts is assured. Loan commitment fees, net of related costs, are deferred and recognized over the term of the loan using the interest method. For delinquent loans, amortization of the corresponding net loan commitment fees is suspended and subsequently resumed concurrently with the related recognition of interest income.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd....)

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

     Comprehensive income
     --------------------

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the year, other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of SFAS No. 130 may result in additional disclosures in the Company's financial statements but will not impact the Company's reported net income (loss) or net earnings
     (loss) per share.

     Segmented information
     ---------------------

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 will not have a material impact on the Company's current geographic disclosures.

     Comparative figures
     -------------------

     Certain comparative figures have been reclassified to conform with the current year's presentation.


4.   FINANCE RECEIVABLES

     The Company engages in the asset-based commercial lending business. Generally, loans are due over periods of one to five years and are collateralized by security agreements on various types of equipment, commercial real estate, borrowers' eligible accounts receivable and inventory and other tangible assets. The loans generally earn interest at a major bank's (the "Bank") prime rate (8.5 percent at June 30, 1998 and 1997) plus two to seven percent. The Bank's weighted daily average prime rate was 8.50 percent and 8.32 percent during the years ended June 30, 1998 and 1997, respectively.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


4.   FINANCE RECEIVABLES (cont'd....)

     ========================================================================================
                                    June 30, 1998                     June 30, 1997
                        ----------------------------------  ---------------------------------
                                                 Allowance                          Allowance
                           Number    Recorded   for Credit    Number     Recorded  for Credit
                         of Loans Investments       Losses  of Loans  Investments      Losses
     ----------------------------------------------------------------------------------------

     Impaired loans             1   $   2,100    $   2,100          2   $   5,071   $   3,223
     Unimpaired loans          -           -            -           5       6,364          70
                         --------   ---------    ---------   --------   ---------   ---------
                                1   $   2,100    $   2,100          7   $  11,435   $   3,293
     ========================================================================================
     Net book value                 $      -                            $   8,142
     ========================================================================================

     The net book value of the finance receivables approximate their fair market value which is based on the discounted present value of the estimated future cash flows.

     The Company has established allowances for credit losses at June 30, 1998 and 1997 as follows:

     ========================================================================================
                                                              1998
                                             ------------------------------------
                                               Specific      General       Total       1997
     ----------------------------------------------------------------------------------------
     Balance, beginning of year              $    3,223       $   70    $  3,293    $  7,202
     Provision (recovery) for the year             (290)         (70)       (360)       (673)
     Charge-offs for the year, net                 (833)          -         (833)     (3,236)
                                             ----------       ------    --------     -------
     Balance, end of year                    $    2,100       $   -     $  2,100    $  3,293
     ========================================================================================

     Contractual maturities of finance receivables are as follows:

       Principal, currently due                                     $  2,000
       Interest receivable, currently due                                 23
       Reimbursable expenses, currently due                               91
       Deferred commitment fees, net of related costs                    (14)
                                                                    --------
                                                                       2,100
       Less:  allowance for credit losses                             (2,100)
                                                                    --------

       Finance receivables, net                                     $     -
                                                                    ========

     The Company does not have sufficient operating history to determine whether the loan portfolio will generally be repaid or renewed before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections.

     At June 30, 1998 and 1997, the Company does not have any unfunded loan commitments.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


5.   OTHER RECEIVABLES

     ========================================================================
                                                        1998           1997
     ------------------------------------------------------------------------

     Notes receivable                               $   8,236      $   7,502
     Accrued dividend receivable                          149            149
     Other receivables                                    276          3,297
                                                    ---------      ---------
                                                    $   8,661      $  10,948
     ========================================================================

     The carrying amount of receivables approximates their fair value which is based on the discounted present value of their estimated future cash flows.


6.   INVESTMENTS

     ========================================================================
                                                       1998            1997
     ------------------------------------------------------------------------
     Trading securities:
       Bonds and debentures                         $   1,720      $      -
       Equity securities                                7,524          2,035
                                                    ---------      ---------
                                                        9,244          2,035
     Available-for-sale security                        6,000          6,000
                                                    ---------      ---------
                                                    $  15,244      $   8,035
     ========================================================================

     For the year ended June 30, 1998, the Company recognized an unrealized holding loss of $186,000 (1997 - $435,000) and a realized loss of $321,000 (1997 - $1,373,000 gain) on sales of trading securities.

     Available-for-sale securities consist of preferred shares in an affiliate. The preferred shares are stated at cost of $6,000,000 at June 30, 1998 and 1997 because there is no market for the shares. The carrying amount approximates their fair value which is based on their retractibility feature and dividend rate compared to market rate.


7.   INVESTMENT - AT EQUITY

     The Company's investment is comprised of 1,070,320 (1997 - 1,470,320) shares of Ichor Corporation which represents 21.81% (1997 - 29.95%) of the total outstanding shares. The Company has accounted for its investment using the equity method of accounting.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


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

     The Company did not make its semi-annual interest payments due on January 25, 1997, July 25, 1997, January 25, 1998 and July 25, 1998
     until February 21, 1997, August 20, 1997, February 17, 1998 and September 25, 1998, respectively. The delinquent payments did not result in an event of default as the subsequent interest payments discharged the Company's interest payment obligation under the terms of the Master Indenture.

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

     During 1998, $1,487,000 (1997 - $19,045,000) in aggregate principal amount of Bonds were repurchased resulting in an extraordinary gain of $485,000 (1997 - $2,977,000). At June 30, 1998, the Company had
     remaining issued and outstanding $45 million principal amount of bonds of which approximately $23.5 million were repurchased and are held by the Company in treasury.

     The Bonds had a carrying amount of $21,515,000 (1997 - $23,002,000).
     The Bonds had a fair value of $21,515,000 as of June 30, 1998 which is based on the present value of future cash flows. As of June 30, 1998, MFC Bancorp Ltd., which indirectly owns 43.6% of the Company's common shares and 100% of the preferred shares, also owns all of the Bonds as approved by a court order.

     For semi-annual periods ended December 31, 1996, June 30, 1997, December 31, 1997 and June 30, 1998, interest has been incurred at per annum coupon rates of 8.25 percent, 8.38 percent, 8.50 percent and 8.50 percent, respectively.


9.   SHAREHOLDERS' EQUITY

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

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


9. SHAREHOLDERS' EQUITY (cont'd....)

     In connection with its initial public offering, the Company issued warrants to its underwriters representing the right to purchase 200,000 shares of the Company's Common Stock at $4.50 per share. The number of shares and exercise price are subject to adjustment for certain changes in the Company's capital structure. These warrants expired unexercised on August 16, 1998.


10.  STOCK OPTION PLAN

     In June 1993, the Board of Directors approved the adoption of the Stock Option Plan. Under the plan, substantially all employees, consultants and non-employee directors are eligible to receive options to purchase up to an aggregate of shares of the Company's Common Stock at exercise prices which cannot be less than the fair market value of the shares on the date the options are granted. The term of each option can be no more than 10 years. Non-employee directors of the Company can be granted options to purchase 25,000 shares of Common Stock on the date they become a director and additional options to purchase 3,500 shares of Common Stock are granted upon the completion of each full year of service and at the Annual Meeting of Shareholders thereafter. Information with respect to options granted under the plan is as follows:

     ========================================================================

                                                                    Exercise
                                                                       Price
                                                                   Per Share
                                                    Number           (Not in
                                                 of Shares         Thousands)
     ------------------------------------------------------------------------

     Outstanding, June 30, 1996                     75,000     $1.81 - $1.88
       Expired                                     (50,000)            $1.81
                                               -----------

     Outstanding, June 30, 1997                     25,000             $1.88
     Expired                                       (25,000)            $1.88
                                               -----------

     Outstanding, June 30, 1998                         -
     ========================================================================

     At June 30, 1998 and 1997 options to purchase 375,000 and 350,000 shares, respectively, of the Company's common stock are available for future grant.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There were no options granted in either 1998 or 1997.

     The disclosure requirements of FASB Statement No. 123 are effective for the Company's financial statements starting from the fiscal year ended June 30, 1997. No pro forma disclosures are presented because there have been no options granted after the fiscal year ended June 30, 1995.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


11.  INCOME TAXES

     There was no provision for income taxes for the years ended June 30, 1998 and 1997 (other than the payment of state minimum income tax of $1,000 each in 1998 and 1997).

     Differences between the United States federal statutory and the Company's effective tax rates are as follows:

     ========================================================================
                                                     1998              1997
     ------------------------------------------------------------------------

     United States federal statutory rate
       on income (loss) from operations           $  (721)          $   795
     Timing differences on credit losses             (406)           (1,329)
     Other timing differences                         315               305
     Valuation allowance                              812               229
                                                  -------           -------
                                                  $    -            $    -
     ========================================================================

     The net deferred tax assets at June 30, 1998 and 1997 consist of the following:

     ========================================================================
                                                     1998              1997
     ------------------------------------------------------------------------

     Provision for credit losses                  $   714           $ 1,120
     Net operating loss carryforwards               4,174             3,264
     Other timing differences                         879               571
     Valuation allowance                           (5,767)           (4,955)
                                                  -------           -------
     Deferred tax asset, net                      $    -            $    -
     =======================================================================

     At June 30, 1998, the Company has $12.3 million in net operating loss carryforwards for United States federal income tax purposes and $3.1 million for California income tax purposes. The carryforwards expire in the fiscal years ending in 2009 to 2013 for United States federal income tax purposes and 1999 to 2001 for California income tax purposes. Utilization of net operating loss carryforwards for United States federal income tax purposes may be limited by the Internal Revenue Code because of changes in the ownership of the Company.


12.  RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1998, the Company incurred $300,000 (1997
     - $300,000) in fees payable to MFC Bancorp Ltd., and $300,000 (1997 - $306,000) to Logan International Corp. which has a common director. These fees were paid for the accounting, administration of the Company and reimbursement of office expenses. The Company also paid $22,000 (1997 - $22,000) in consulting fees and expense reimbursements to a company which is owned and controlled by an officer of the Company. During fiscal 1998, the Company paid $300,000 (1997 - $173,000) of dividends on its preferred shares held by a subsidiary of MFC Bancorp Ltd. The Company also collected $300,000 (1997 - $173,000) of dividends on its investments in preferred shares issued by another subsidiary of MFC Bancorp Ltd. The Company has an amount of $780,000 (1997 - $541,000) due from Ichor Corporation.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


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


14.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CONSOLIDATED
       STATEMENT OF CASH FLOWS

     Significant non-cash transactions in 1998 include:

     a) The Company received securities with fair value of $2,915,000 as a partial settlement of a note receivable.

     b) The Company's note receivable in the amount of $4,474,000 was partially offset against its note payable.

     Significant non-cash transaction in 1997 include:

     a) The Company received a loan re-payment of $1,205,662 in the form of shares of Ichor Corporation which was then related to the respective borrower.


15.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY
       ACCEPTED ACCOUNTING PRINCIPLES

     The Company's consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") which conform in all material respects with Canadian Generally Accepted Accounting Principles ("Canadian GAAP") except as set forth below:

     ========================================================================
                                                      June 30,       June 30,
                                                         1998           1997
     ------------------------------------------------------------------------

     Net income (loss) for the year
       in accordance with U.S. GAAP                 $  (2,122)     $   2,338

     Reconciliation                                        -              -
                                                    ---------      ---------
     Net income (loss) for the year
       in accordance with Canadian GAAP                (2,122)         2,338

     Accumulated deficit, beginning of year           (15,097)       (17,113)

     Dividends paid and payable                          (300)          (322)
                                                    ---------      ---------
     Accumulated deficit, end of year
       in accordance with Canadian GAAP             $ (17,519)     $ (15,097)
     ========================================================================

     Basic earnings (loss) per share
       in accordance with Canadian GAAP             $   (0.89)     $    0.74
     ========================================================================

     Fully diluted earnings (loss) per share
       in accordance with Canadian GAAP             $   (0.89)     $    0.71
     ========================================================================

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1998

=============================================================================


15.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY
       ACCEPTED ACCOUNTING PRINCIPLES (cont'd....)

     (a)  Investments
          -----------

          U.S. GAAP require that trading securities be carried at fair market value with holdings gains and losses included in annual earnings. Warrants to acquire common stock for which a readily determinable fair market value is available and the Company has an unrestricted right to sell the warrant and/or underlying securities within one year are included in trading securities. Canadian GAAP would require that such securities be carried at the lower of cost or market with gains recorded only as realized. There were no differences between U.S. and Canadian GAAP in the determination of net income (loss) for the years ended June 30, 1998 and 1997.

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

                                   DRUMMOND FINANCIAL CORPORATION


Date: September 28, 1998           By:  /s/ Michael J. Smith
                                        ------------------------------------
                                        Michael J. Smith
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith                   Date:   September 28, 1998
-------------------------------
Michael J. Smith
President, Chief Executive Officer,
Chief Financial Officer and Director


/s/ Roy Zanatta                        Date:   September 28, 1998
-------------------------------
Roy Zanatta
Director


/s/ Oq-Hyun Chin                       Date:   September 28, 1998
-------------------------------
Oq-Hyun Chin
Director

                                EXHIBIT INDEX


   Exhibit No.                     Document
   -----------                     --------

     2.1 Arrangement Agreement among Drummond Financial (B.C.) Ltd., MFC Bancorp Ltd. and Drummond Financial Corporation dated February 23, 1998. Incorporated by reference to Form T-3 of MFC Bancorp Ltd. dated March 2, 1998.
     2.2 Amendment Agreement among Drummond Financial (B.C.) Ltd., MFC Bancorp Ltd. and Drummond Financial Corporation dated March 23, 1998.
     3.1 Certificate of Incorporation dated June 1, 1993. Incorporated by reference to Form S-1 filed June 7, 1993.
     3.2 Certificate of Designations dated July 19, 1996. Incorporated by reference to Form 10-KSB dated September 20, 1996.
     3.3 Certificate of Amendment to the Certificate of Incorporation of Drummond Financial Corporation dated October 14, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.
     3.4  Bylaws.  Incorporated by reference to Form S-1 filed June 7, 1993.
     3.5 Amendment to the Bylaws adopted as of July 20, 1993. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.
     4.1 Form of Indenture between CVD Financial Corporation and Harris Trust Company of New York, as Trustee. Incorporated by reference to Form S-1 filed June 7, 1993.
     4.2 Second Supplemental Indenture between Drummond Financial Corporation and Harris Trust Company of New York, as Trustee, dated for reference October 23, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.
     4.3 Third Supplemental Indenture among Drummond Financial Corporation, Harris Trust Company of New York and The Bank of Nova Scotia Trust Company of New York dated for reference May 13, 1997. Incorporated by reference to Form 10-KSB dated September 24, 1997.
     4.4 Fourth Supplemental Indenture among Drummond Financial Corporation, The Bank of Nova Scotia Trust Company of New York and Drummond Financial (B.C.) Ltd. dated for reference February 4, 1998.
    10.1 1993 Stock Option Plan. Incorporated by reference to Form S-1 filed June 7, 1993.
    10.2 Profit Sharing Plan. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.
    10.3 Stock Purchase Agreement between CVD Financial Corporation and Mercer International Inc. dated March 22, 1995. Incorporated by reference to Form 8-K dated March 22, 1995.

    10.4 Subscription Agreement between CVD Financial Corporation and Logan International Corp. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
    10.5 Subscription Agreement between CVD Financial Corporation and Arbatax International Inc. dated for reference June 20, 1996. Incorporated by reference to Form 8-K dated June 27, 1996.
      21. List of subsidiaries of the Registrant.
      27. Article 5 - Financial Data Schedule for year ended June 30, 1998 - Form 10-KSB.