Form 10QSB
period 1998-09-30
DRUMMOND FINANCIAL CORP
filed 1998-11-16
CIK 906549

==============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

              Class                      Outstanding at November 11, 1998
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

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                        DRUMMOND FINANCIAL CORPORATION

                      CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                 (Unaudited)

                        DRUMMOND FINANCIAL CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)
                            (dollars in thousands)

                                        September 30, 1998     June 30, 1998
                                        ------------------     -------------

                                    ASSETS
Cash and cash equivalents                    $       2,655     $       3,699
Finance receivables, net                                 -                 -
Other receivables                                    8,762             8,661
Due from affiliate                                   1,980               780
Investments                                         12,056            15,244
Deferred debt issuance costs                         1,117             1,151
                                             -------------     -------------
                                             $      26,570     $      29,535
                                             =============     =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities     $         801     $         761
Interest payable                                       457             1,349
Accrued dividends payable                              224               149
Note payable                                             -             2,526
Bonds payable                                       21,515            21,515
                                             -------------     -------------
                                                    22,997            26,300
                                             -------------     -------------

SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock, $0.01 par value
    5,000,000 shares authorized
    3,000,000 shares issued and outstanding             30                30
  Additional paid-in capital                         5,970             5,970
                                             -------------     -------------
                                                     6,000             6,000
                                             -------------     -------------
  Common stock, $0.01 par value
    10,000,000 shares authorized
    4,264,000 shares issued and outstanding             43                43
  Additional paid-in capital                        17,767            17,767
                                             -------------     -------------
                                                    17,810            17,810
                                             -------------     -------------
Deficit                                            (17,181)          (17,519)
                                             -------------     -------------
                                                     6,629             6,291
Less:  1,545,400 common shares held as
         treasury stock                             (3,056)           (3,056)
                                             -------------     -------------
                                                     3,573             3,235
                                             -------------     -------------
                                             $      26,570     $      29,535
                                             =============     =============


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands except per share amounts)

                                         For the Three          For the Three
                                         Months Ended           Months Ended
                                         September 30, 1998     September 30, 1997
                                         ------------------     ------------------
Revenue
  Interest and loan fee income              $         243          $         285
  Gain on securities                                  921                    493
  Dividend and other                                   76                     89
                                            -------------          -------------
                                                    1,240                    867

Costs and expenses
  Interest                                            532                    588
  Recovery of credit losses                             -                    (13)
  General and administrative                          293                    384
                                            -------------          -------------
                                                      825                    959
                                            -------------          -------------

Operating income (loss)                               415                    (92)
Equity in loss of an investee                           -                   (166)
                                            -------------          -------------
Income (loss) before income tax expense
  and extraordinary gain                              415                   (258)
Income tax expense                                      1                      1
                                            -------------          -------------
Income (loss) before extraordinary gain               414                   (259)
Extraordinary gain on debt extinguishment               -                    368
                                            -------------          -------------
Net income                                            414                    109

Accumulated deficit, beginning of period          (17,519)               (15,097)
Dividends payable                                     (76)                   (76)
                                            -------------          -------------
Accumulated deficit, end of period          $     (17,181)         $     (15,064)
                                            =============          =============

Earnings per share
  Earnings (loss) before extraordinary item $        0.12          $       (0.12)
  Extraordinary gain                                    -                   0.13
                                            -------------          -------------
                                            $        0.12          $        0.01
                                            =============          =============
Weighted average number of
  shares outstanding                            2,718,600              2,718,600
                                            =============          =============


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (dollars in thousands)

                                          For the Three          For the Three
                                          Months Ended           Months Ended
                                          September 30, 1998     September 30, 1997
                                          ------------------     ------------------
Operating activities:
  Net income                                $         414          $         109
  Adjustments to reconcile
    net income to net cash
    used by operating activities
    Extraordinary gain on early
      extinguishment of debt                            -                   (368)
    Recovery of credit losses                           -                    (13)
    Gain on investments, net                         (921)                  (493)
    Equity in loss of an investee                       -                    166
    Amortization of deferred debt
      issuance costs                                   33                     34
                                            -------------          -------------
                                                     (474)                  (565)
  Changes in non-cash working capital
    balances
    Receivables                                       (26)                  (564)
    Interest receivable                               (76)                     9
    Commitment fees                                     -                     35
    Other assets                                        -                    (28)
    Due from affiliates                            (1,200)                  (165)
    Interest payable                                 (892)                  (388)
    Accounts payable and accrued
      liabilities                                      41                   (421)
                                            -------------          -------------
                                                   (2,627)                (2,087)

  Purchase of trading securities                     (113)                (9,721)
  Proceeds from sales of trading
    securities                                      4,222                  2,803
                                            -------------          -------------
      Net cash provided by (used in)
      operating activities                          1,482                 (9,005)
                                            -------------          -------------

Investing activities:
  Advances on loan receivables                          -                 (3,000)
  Payments received on loan receivables                 -                  5,739
  Decrease in note receivable                           -                     85
                                            -------------          -------------
      Net cash provided by investing
      activities                                        -                  2,824
                                            -------------          -------------

Financing activities:
  Purchase of treasury bonds                            -                   (720)
  Increase in note payable                              -                  7,000
  Decrease in note payable                         (2,526)                     -
                                            -------------          -------------
      Net cash used in (provided by)
      financing activities                         (2,526)                 6,280
                                            -------------          -------------

Net change in cash and cash equivalents            (1,044)                    99
Cash and cash equivalents,
  beginning of period                               3,699                  1,625
                                            -------------          -------------
Cash and cash equivalents,
  end of period                             $       2,655          $       1,724
                                            =============          =============
Cash paid during the period for:
  Interest expense                          $       1,424          $         931
  Income taxes                              $           1          $           1


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1998
                                 (Unaudited)


Note 1.   Basis of Presentation
-------------------------------

In accordance with Item 310 of Regulation S-B promulgated by the U.S. Securities and Exchange Commission, the consolidated financial statements and accompanying notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. These consolidated financial statements and accompanying notes thereto should be read in conjunction with Drummond Financial Corporation's (the "Corporation") audited consolidated financial statements and notes thereto contained in the Corporation's Form 10-KSB Annual Report for the fiscal year ended June 30, 1998. All dollar amounts are rounded to the nearest thousand.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Corporation's financial position as of September 30, 1998, and the results of its operations and changes in its financial position for the periods ended September 30, 1997 and 1998, respectively. All adjustments were of a normal, recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Note 2.   Adoption of Accounting Standard Regarding Impaired Loans
------------------------------------------------------------------

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

As of September 30, 1998, the Corporation had identified impaired finance receivables with a recorded investment totaling $2.1 million and had established a specific allowance for credit losses totaling $2.1 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the three months ended September 30, 1998 is as follows:

                                                                Three Months
                                                                ------------
                                                               (in thousands)
   Balance, beginning of period                                   $    2,100
   Decrease in provision                                                   -
   Charge-offs                                                             -
                                                                  ----------
   Balance, end of period                                         $    2,100
                                                                  ==========
   Consisted of:
     Specific allowance under FASB Statement No. 114              $    2,100
     General allowance under FASB Statement No. 5                          -
                                                                  ----------
                                                                  $    2,100
                                                                  ==========

The following table summarizes the calculation of net finance receivables as at September 30, 1998:

                                                               (in thousands)
Finance receivables, gross                                        $    2,100
Less allowance for credit losses                                      (2,100)
                                                                  ----------
Finance receivables, net                                          $        -
                                                                  ==========

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the three months ended September 30, 1998 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended September 30, 1998
-------------------------------------------------------------

Revenues for the three months ended September 30, 1998 increased to $1.2 million from $0.9 million in the comparative period of 1997. In the three months ended September 30, 1998, the Corporation reported a net gain on securities of $0.9 million, compared to $0.5 million in the comparative period of 1997. Revenues from interest and loan fees decreased to $0.2 million for the three months ended September 30, 1998 from $0.3 million in the three months ended September 30, 1997, primarily as a result of a reduction in the dollar amount of outstanding performing loans. Revenues from dividends and other activities were $0.1 million in the three months ended September 30, 1998 and 1997, respectively.

Costs and expenses for the three months ended September 30, 1998 decreased to $0.8 million from $1.0 million in the comparative period of 1997. General and administrative expenses decreased to $0.3 million for the three months ended September 30, 1998 from $0.4 million for the comparative period of 1997, primarily as a result of a decrease in professional fees incurred in the current period. In the three months ended September 30, 1997, the Corporation reported a recovery of credit losses of $13,000.

Interest expense decreased to $0.5 million for the three months ended September 30, 1998 from $0.6 million for the comparative period of 1997, primarily as a result of a reduction in the principal amount outstanding of the Corporation's 15 Year Variable Rate Bonds (the "Bonds"). Interest was accrued at the rate of approximately 8.50% per annum for the three months ended September 30, 1998 and 1997, respectively.

No income tax provision was recognized for the three months ended September 30, 1998 and 1997, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the three months ended September 30, 1998, the Corporation reported net income of $0.4 million, or $0.12 per share, compared to $0.1 million, or $0.01 per share, in the comparative period of 1997. The Corporation's results of operations for the three months ended September 30, 1997 included $0.4 million or $0.13 per share of extraordinary gains on the extinguishment of debt.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at September 30, 1998 were $2.7 million, which represents a decrease of $1.0 million from June 30, 1998.

Cash provided by operations for the three months ended September 30, 1998 was $1.5 million, compared to cash used by operations of $9.0 million for the comparative period of 1997. The Corporation used cash of $2.6 million in operating activities before any activities in trading securities in the three months ended September 30, 1998, compared to $2.1 million in the comparative period of 1997. An increase in accounts payable and accrued liabilities provided cash of $41,000 in the three months ended September 30, 1998, compared to a decrease in accounts payable and accrued liabilities using cash of $0.4 million in the three months ended September 30, 1997. An increase in receivables used cash of $26,000 in the three months ended September 30, 1998, compared to $0.6 million in the three months ended September 30, 1997. A loan to an affiliate used cash of $1.2 million for the three months ended September 30, 1998, compared to $0.2 million for the comparable period of 1997. In the three months ended September 30, 1998, a decrease in interest payable used cash of $0.9 million, compared to $0.4 million in the comparative period of 1997.

Net sales of trading securities provided cash of $4.1 million in the three months ended September 30, 1998, compared to net purchases of trading securities using cash of $6.9 million in the three months ended September 30, 1997.

There was no effect on cash flow as a result of investing activities in the three months ended September 30, 1998. Investing activities provided cash of $2.8 million in the three months ended September 30, 1997, as a result of net payments received on loan receivables.

Financing activities for the three months ended September 30, 1998 used cash of $2.5 million as a result of the repayment of a note. During the period ended September 30, 1997, financing activities provided cash of $6.3 million. As at September 30, 1998, the Corporation had $45.0 million in principal amount of the Bonds issued, of which approximately $23.5 million was repurchased and held by the Corporation in treasury.

The Corporation anticipates that its cash and investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at September 30, 1998 consisted of one non-performing loan in the amount of $2.1 million due from a borrower which had filed a petition for bankruptcy and had ceased to operate, compared to an aggregate of $8.7 million in finance receivables due from five borrowers at September 30, 1997.

The Corporation maintains an allowance for credit losses against which amounts deemed uncollectible are charged-off and subsequent recoveries, if any, are credited. See Note 2 to the financial statements herein with respect to the allowance for credit losses during the three months ended September 30, 1998.

Year 2000
---------

Many of the world's computer systems currently record years in a two-digit format. These computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions and is commonly referred to as the "Year 2000" issue. Based on its current information, management of the Corporation has determined that the Year 2000 issue will not pose significant operational problems for its computer systems as it only utilizes commercially available software and personal computers, which are Year 2000 compliant. The total cost to the Corporation of Year 2000 compliance activities has not been and is not currently anticipated to be material to its financial position or results of operations in any given year. In addition, management of the Corporation has initiated communications with clients to ascertain their Year 2000 readiness and develop contingency plans as required, and management intends to address this issue with any prospective client. The determination by management and costs relating to the Year 2000 issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could vary materially from those anticipated.

                         PART II.  OTHER INFORMATION
                         ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-KSB for the year ended June 30, 1998 for information concerning certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                    Description
-------                   -----------

  27          Article 5 - Financial Data Schedule for the 1st Quarter 1999
                          Form 10-QSB.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1998


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

                                EXHIBIT INDEX

Exhibit
Number                    Description
-------                   -----------

  27          Article 5 - Financial Data Schedule for the 1st Quarter 1999
                          Form 10-QSB.