Form 10QSB
period 1998-12-31
DRUMMOND FINANCIAL CORP
filed 1999-02-16
CIK 906549

==============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

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

                 Class                  Outstanding at February 11, 1999
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


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS



                        DRUMMOND FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                 (Unaudited)

                        DRUMMOND FINANCIAL CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)
                            (dollars in thousands)


                                             December 31, 1998   June 30, 1998
                                             -----------------   -------------

                                    ASSETS
Cash and cash equivalents                        $     3,134      $     3,699
Finance receivables, net                                   -                -
Other receivables                                      9,723            8,661
Due from affiliate                                       780              780
Investments                                           12,197           15,244
Deferred debt issuance costs                           1,084            1,151
                                                 -----------      -----------
                                                 $    26,918      $    29,535
                                                 ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities         $       749      $       761
Interest payable                                         914            1,349
Accrued dividends payable                                300              149
Note payable                                               -            2,526
Bonds payable                                         21,515           21,515
                                                 -----------      -----------
                                                      23,478           26,300
                                                 -----------      -----------

SHAREHOLDERS' EQUITY
Capital stock
   Preferred stock, $0.01 par value
      5,000,000 shares authorized
      3,000,000 shares issued and outstanding             30               30
   Additional paid-in capital                          5,970            5,970
                                                 -----------      -----------
                                                       6,000            6,000
                                                 -----------      -----------
   Common stock, $0.01 par value
      10,000,000 shares authorized
      4,264,000 shares issued and outstanding             43               43
   Additional paid-in capital                         17,767           17,767
                                                 -----------      -----------
                                                      17,810           17,810
                                                 -----------      -----------
Deficit                                              (17,314)         (17,519)
                                                 -----------      -----------
                                                       6,496            6,291
Less:  1,545,400 common shares held as
         treasury stock                               (3,056)          (3,056)
                                                 -----------      -----------
                                                       3,440            3,235
                                                 -----------      -----------
                                                 $    26,918      $    29,535
                                                 ===========      ===========


  The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
                (dollars in thousands except per share amounts)


                                        For the Six          For the Six
                                        Months Ended         Months Ended
                                        December 31, 1998    December 31, 1997
                                        -----------------    -----------------
Revenue
   Interest and loan fee income            $       550          $       655
   Gain (loss) on securities                       385                 (106)
   Dividend and other                              151                  221
                                           -----------          -----------
                                                 1,086                  770

Costs and expenses
   Interest                                      1,023                1,245
   Recovery of credit losses                      (846)                (176)
   General and administrative                      552                  617
                                           -----------          -----------
                                                   729                1,686
                                           -----------          -----------

Operating income (loss)                            357                 (916)
Equity in loss of an investee                        -                 (924)
                                           -----------          -----------
Income (loss) before income tax expense
  and extraordinary gain                           357               (1,840)
Income tax expense                                   1                    1
                                           -----------          -----------
Income (loss) before extraordinary gain            356               (1,841)
Extraordinary gain on debt extinguishment            -                  485
                                           -----------          -----------
Net income (loss)                                  356               (1,356)

Accumulated deficit, beginning of period       (17,519)             (15,097)
Dividends payable                                 (151)                (151)
                                           -----------          -----------
Accumulated deficit, end of period         $   (17,314)         $   (16,604)
                                           ===========          ===========

Earnings (loss) per share
   Earnings (loss) before
     extraordinary item                    $      0.08          $     (0.73)
   Extraordinary gain                                -                 0.18
                                           -----------          -----------
                                           $      0.08          $     (0.55)
                                           ===========          ===========

Weighted average number of shares
  outstanding                                2,718,600            2,718,600
                                           ===========          ===========

  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands except per share amounts)


                                       For the Three         For the Three
                                       Months Ended          Months Ended
                                       December 31, 1998     December 31, 1997
                                       -----------------     -----------------
Revenue
   Interest and loan fee income           $       307           $       370
   Loss on securities                            (536)                 (599)
   Dividend and other                              75                   132
                                          -----------           -----------
                                                 (154)                  (97)

Costs and expenses
   Interest                                       491                   657
   Recovery of credit losses                     (846)                 (163)
   General and administrative                     259                   233
                                          -----------           -----------
                                                  (96)                  727
                                          -----------           -----------

Operating loss                                    (58)                 (824)
Equity in loss of an investee                       -                  (758)
                                          -----------           -----------
Loss before extraordinary gain                    (58)               (1,582)
Extraordinary gain on debt extinguishment           -                   117
                                          -----------           -----------
Net loss                                          (58)               (1,465)

Accumulated deficit, beginning of period      (17,181)              (15,064)
Dividends payable                                 (75)                  (75)
                                          -----------           -----------
Accumulated deficit, end of period        $   (17,314)          $   (16,604)
                                          ===========           ===========

Loss per share
   Loss before extraordinary item         $     (0.05)          $     (0.61)
   Extraordinary gain                               -                  0.05
                                          -----------           -----------
                                          $     (0.05)          $     (0.56)
                                          ===========           ===========

Weighted average number of shares
  outstanding                               2,718,600             2,718,600
                                          ===========           ===========

  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (dollars in thousands)


                                       For the Six           For the Six
                                       Months Ended          Months Ended
                                       December 31, 1998     December 31, 1997
                                       -----------------     -----------------
Operating activities:
  Net income (loss)                       $       356           $    (1,356)
  Adjustments to reconcile net income
   (loss) to net cash from operating
   activities
    Extraordinary gain on early
     extinguishment of debt                         -                  (485)
    Recovery of credit losses                    (846)                 (176)
    Gain (loss) on investments, net              (385)                  106
    Equity in loss of an investee                   -                   924
    Amortization of deferred debt
     issuance costs                                67                    71
                                          -----------           -----------
                                                 (808)                 (916)
  Changes in non-cash working
   capital balances
    Receivables                                (1,551)               (2,069)
    Interest receivable                          (254)                  355
    Commitment fees                                 -                    22
    Other assets                                    -                   (28)
    Due from affiliates                             -                  (239)
    Interest payable                             (435)                  195
    Accounts payable and accrued
     liabilities                                  (12)               (1,435)
                                          -----------           -----------
                                               (3,060)               (4,115)

  Purchase of trading securities               (3,619)               (9,719)
  Proceeds from sales of trading
   securities                                   7,050                 4,657
                                          -----------           -----------
      Net cash provided by (used in)
       operating activities                       371                (9,177)
                                          -----------           -----------

Investing activities:
  Advances on loan receivables                      -                (5,000)
  Payments received on loan receivables           846                 7,254
  Decrease in note receivable, net                744                    85
                                          -----------           -----------
      Net cash provided by investing
       activities                               1,590                 2,339
                                          -----------           -----------

Financing activities:
  Purchase of treasury bonds                        -                  (992)
  Increase in note payable                          -                 7,000
  Decrease in note payable                     (2,526)                    -
                                          -----------           -----------
      Net cash used in (provided by)
       financing activities                    (2,526)                6,008
                                          -----------           -----------

Net change in cash and cash equivalents          (565)                 (830)
Cash and cash equivalents, beginning
 of period                                      3,699                 1,625
                                          -----------           -----------
Cash and cash equivalents, end of period  $     3,134           $       795
                                          ===========           ===========

Cash paid during the period for:
  Interest expense                        $     1,458           $     1,103
  Income taxes                            $         1           $         1



  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                              December 31, 1998
                                 (Unaudited)


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Corporation's financial position as of December 31, 1998, and the results of its operations and changes in its financial position for the periods ended December 31, 1997 and 1998, respectively. All adjustments were of a normal, recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

During the current period, the Corporation collected $0.8 million from the estate of Heartland, Inc. ("Heartland") relating to a non-performing loan in the amount of $2.1 million. Heartland had filed a petition for bankruptcy and had ceased to operate.

As of December 31, 1998, the Corporation had identified impaired finance receivables with a recorded investment totaling $1.3 million and had established a specific allowance for credit losses totaling $1.3 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the six and three months ended December 31, 1998 is as follows:

                                                        (dollars in thousands)
   Balance, beginning of period                              $     2,100
   Decrease in provision                                            (846)
   Charge-offs                                                         -
                                                             -----------
   Balance, end of period                                    $     1,254
                                                             ===========
   Consisted of:
      Specific allowance under FASB Statement No. 114        $     1,254
      General allowance under FASB Statement No. 5                     -
                                                             -----------
                                                             $     1,254
                                                             ===========

The following table summarizes the calculation of net finance receivables as at December 31, 1998:

                                                        (dollars in thousands)
   Finance receivables, gross                                $     1,254
   Less allowance for credit losses                               (1,254)
                                                             -----------
   Finance receivables, net                                  $         -
                                                             ===========

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the six months ended December 31, 1998 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended December 31, 1998
----------------------------------------------------------

Revenues for the six months ended December 31, 1998 increased to $1.1 million from $0.8 million in the comparative period of 1997. In the six months ended December 31, 1998, the Corporation reported a net gain on securities of $0.4 million, compared to a net loss on securities of $0.1 million in the comparative period of 1997. Revenues from interest and loan fees decreased to $0.6 million for the six months ended December 31, 1998 from $0.7 million in the six months ended December 31, 1997, primarily as a result of a reduction in the dollar amount of outstanding performing loans. The Corporation's loans generally earn interest at the prime rate charged by a major U.S. bank (the "Bank") plus 2% to 7%. The Bank's weighted daily average prime rate was 8.30% during the six months ended December 31, 1998, compared to 8.50% during the six months ended December 31, 1997. Revenues from dividends and other activities were $0.2 million in the six months ended December 31, 1998 and 1997, respectively.

Costs and expenses for the six months ended December 31, 1998 decreased to $0.7 million from $1.7 million in the comparative period of 1997, primarily as a result of the recovery of credit losses of $0.8 million during the current period relating to amounts outstanding under a non-performing loan. The Corporation recovered credit losses of $0.2 million in the six months ended December 31, 1997. General and administrative expenses were $0.6 million for the six months ended December 31, 1998 and 1997, respectively.

Interest expense decreased to $1.0 million for the six months ended December 31, 1998 from $1.2 million for the comparative period of 1997, primarily as a result of a reduction in the principal amount outstanding of the Corporation's 15 Year Variable Rate Bonds (the "Bonds"). Interest was accrued at the rate of approximately 8.50% per annum for the six months ended December 31, 1998 and 1997, respectively.

No income tax provision was recognized for the six months ended December 31, 1998 and 1997, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the six months ended December 31, 1998, the Corporation reported net income of $0.4 million, or $0.08 per share, compared to a net loss of $1.4 million, or $0.55 per share, in the comparative period of 1997. The Corporation's results of operations for the six months ended December 31, 1997 included $0.5 million, or $0.18 per share, of extraordinary gains on the early extinguishment of debt.

Results of Operations - Three Months Ended December 31, 1998
------------------------------------------------------------

Revenues for the three months ended December 31, 1998 were $(0.2) million, compared to $(0.1) million in the comparative period of 1997. In the three months ended December 31, 1998, the Corporation reported a net loss on securities of $0.5 million, compared to $0.6 million in the three months ended December 31, 1997. Revenues from interest and loan fees decreased to $0.3 million for the three months ended December 31, 1998 from $0.4 million in the comparative period of 1997, primarily as a result of a reduction in the dollar amount of outstanding performing loans. The Corporation's loans generally earn interest at the prime rate charged by the Bank plus 2% to 7%. The Bank's weighted daily average prime rate was 8.26% during the three months ended December 31, 1998, compared to 8.50% during the three months ended December 31, 1997. Revenues from dividends and other activities were $0.1 million in the three months ended December 31, 1998 and 1997, respectively.

The Corporation had a recovery from costs and expenses of $0.1 million in the three months ended December 31, 1998, compared to costs and expenses of $0.7 million in the three months ended December 31, 1997, primarily as a result of the recovery of credit losses of $0.8 million during the current period relating to amounts outstanding under a non-performing loan. The Corporation recovered credit losses of $0.2 million in the three months ended December 31, 1997. General and administrative expenses increased to $0.3 million for the three months ended December 31, 1998 from $0.2 million for the comparative period of 1997, primarily as a result of increased professional fees and loan collection costs.

Interest expense decreased to $0.5 million for the three months ended December 31, 1998 from $0.7 million for the comparative period of 1997, primarily as a result of a reduction in the principal amount outstanding of the Bonds. Interest was accrued at the rate of approximately 8.50% per annum for the three months ended December 31, 1998 and 1997, respectively.

For the three months ended December 31, 1998, the Corporation reported a net loss of $58,000, or $0.05 per share, compared to $1.5 million, or $0.56 per share, in the comparative period of 1997. The Corporation's results of operations for the three months ended December 31, 1997 included $0.1 million, or $0.05 per share, of extraordinary gains on the early extinguishment of debt.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at December 31, 1998 were $3.1 million, a decrease of $0.6 million from June 30, 1998.

Cash provided by operations for the six months ended December 31, 1998 was $0.4 million, compared to cash used by operations of $9.2 million for the comparative period of 1997. The Corporation used cash of $3.1 million in operating activities before any activities in trading securities in the six months ended December 31, 1998, compared to $4.1 million in the comparative period of 1997. A decrease in accounts payable and accrued liabilities used cash of $12,000 in the six months ended December 31, 1998, compared to $1.4 million in the six months ended December 31, 1997. An increase in receivables used cash of $1.6 million in the six months ended December 31, 1998, compared to $2.1 million in the six months ended December 31, 1997.

Net sales of trading securities provided cash of $3.4 million in the six months ended December 31, 1998, compared to net purchases of trading securities using cash of $5.1 million in the six months ended December 31, 1997.

Investing activities for the six months ended December 31, 1998 provided cash of $1.6 million, compared to $2.3 million for the six months ended December 31, 1997. During the six months ended December 31, 1998, the Corporation collected $0.8 million from the estate of a defaulting borrower relating to a non-performing loan in the amount of $2.1 million. The borrower had filed a petition for bankruptcy and had ceased to operate. Collections on loan receivables provided cash of $7.3 million in the six months ended December 31, 1997. The Corporation collected $0.7 million from the partial repayment of an outstanding note in the six months ended December 31, 1998, compared to $0.1 million in the comparable period of 1998.

Financing activities for the six months ended December 31, 1998 used cash of $2.5 million as a result of the partial repayment of an outstanding loan. During the period ended December 31, 1997, financing activities provided cash of $6.0 million, primarily as a result of increased indebtedness. As at December 31, 1998, the Corporation had $45.0 million in principal amount of the Bonds issued, of which approximately $23.5 million was repurchased and held by the Corporation in treasury.

The Corporation anticipates that its cash and investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at December 31, 1998 consisted of finance receivables due from a defaulting borrower in the amount of $1.3 million, compared to $8.0 million in finance receivables due from four borrowers at December 31, 1997.

During the six months ended December 31, 1998, the Corporation collected $0.8 million from the estate of Heartland, Inc. ("Heartland") relating to a non-performing loan in the amount of $2.1 million. Heartland had filed a petition for bankruptcy and had ceased to operate.

The Corporation maintains an allowance for credit losses against which amounts deemed uncollectible are charged-off and subsequent recoveries, if any, are credited. See Note 2 to the financial statements herein with respect to the allowance for credit losses during the six months ended December 31, 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                            Description
-------                           -----------

  27                Article 5 - Financial Data Schedule for the 2nd Quarter
                                1999 Form 10-QSB.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 1999


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

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

  27                Article 5 - Financial Data Schedule for the 2nd Quarter
                                1999 Form 10-QSB.