Form 10QSB
period 1999-03-31
DRUMMOND FINANCIAL CORP
filed 1999-05-14
CIK 906549

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                  Class                 Outstanding at May 12, 1999
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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                        DRUMMOND FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE NINE MONTHS ENDED MARCH 31, 1999

                                  (Unaudited)

                        DRUMMOND FINANCIAL CORPORATION
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in thousands)


                                               March 31, 1999   June 30, 1998
                                               --------------   -------------
                                    ASSETS

Cash and cash equivalents                       $       4,609   $       3,699
Finance receivables, net                                    -               -
Other receivables                                       5,699           8,661
Due from affiliate                                      3,080             780
Investments                                            12,288          15,244
Deferred debt issuance costs                            1,050           1,151
                                                -------------   -------------
                                                $      26,726   $      29,535
                                                =============   =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities        $         751   $         761
Interest payable                                        1,379           1,349
Accrued dividends payable                                  74             149
Note payable                                                -           2,526
Debts                                                  21,515          21,515
                                                -------------   -------------
                                                       23,719          26,300
                                                -------------   -------------

SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock, $0.01 par value
    5,000,000 shares authorized
    3,000,000 shares issued and outstanding                30              30
  Additional paid-in capital                            5,970           5,970
                                                -------------   -------------
                                                        6,000           6,000
                                                -------------   -------------

  Common stock, $0.01 par value
    10,000,000 shares authorized
    4,264,000 shares issued and outstanding                43              43
  Additional paid-in capital                           17,767          17,767
                                                -------------   -------------
                                                       17,810          17,810
                                                -------------   -------------
Deficit                                               (17,747)        (17,519)
                                                -------------   -------------
                                                        6,063           6,291
Less:  1,545,400 common shares held
       as treasury stock                               (3,056)         (3,056)
                                                -------------   -------------
                                                        3,007           3,235
                                                -------------   -------------
                                                $      26,726   $      29,535
                                                =============   =============

  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                              For the Nine     For the Nine
                                              Months Ended     Months Ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------

Revenue
  Interest and loan fee income                $          733   $        1,022
  Gain on securities                                     475               66
  Dividend and other                                     225              383
                                              --------------   --------------
                                                       1,433            1,471

Costs and expenses
  Interest                                             1,526            1,848
  Recovery of credit losses                             (846)            (176)
  General and administrative                             755            1,115
                                              --------------   --------------
                                                       1,435            2,787
                                              --------------   --------------

Operating loss                                            (2)          (1,316)
Equity in loss of an investee                              -             (924)
                                              --------------   --------------
Loss before income tax expense and
 extraordinary gain                                       (2)          (2,240)
Income tax expense                                         1                1
                                              --------------   --------------
Loss before extraordinary gain                            (3)          (2,241)
Extraordinary gain on extinguishment
 of debt                                                   -              485
                                              --------------   --------------
Net loss                                                  (3)          (1,756)

Accumulated deficit, beginning of period             (17,519)         (15,097)
Dividends paid and payable                              (225)            (227)
                                              --------------   --------------
Accumulated deficit, end of period            $      (17,747)  $      (17,080)
                                              ==============   ==============

Loss per share
  Loss before extraordinary item              $        (0.08)  $        (0.91)
  Extraordinary item                                       -             0.18
                                              --------------   --------------
                                              $        (0.08)  $        (0.73)
                                              ==============   ==============

Weighted average number of shares
 outstanding                                       2,718,600        2,718,600
                                              ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                              For the Three    For the Three
                                              Months Ended     Months Ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
Revenue
  Interest and loan fee income                $          183   $          367
  Gain on securities                                      90              172
  Dividend and other                                      74              162
                                              --------------   --------------
                                                         347              701

Costs and expenses
  Interest                                               503              603
  General and administrative                             203              498
                                              --------------   --------------
                                                         706            1,101
                                              --------------   --------------


Net loss                                                (359)            (400)

Accumulated deficit, beginning of period             (17,314)         (16,604)
Dividends payable                                        (74)             (76)
                                              --------------   --------------
Accumulated deficit, end of period            $      (17,747)  $      (17,080)
                                              ==============   ==============

Loss per share                                $        (0.16)  $        (0.18)
                                              ==============   ==============

Weighted average number of
 shares outstanding                                2,718,600        2,718,600
                                              ==============   ==============

  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                              For the Nine     For the Nine
                                              Months Ended     Months Ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
Operating activities:
  Net loss                                    $           (3)  $       (1,756)
  Adjustments to reconcile net loss to
    net cash used by operating activities
     Equity in loss of an investee                         -              924
     Extraordinary gain on extinguishment
       of debt                                             -             (485)
     Recovery of credit losses                          (846)            (176)
     Gain on investments, net                           (475)             (66)
     Amortization of deferred debt issuance
       costs                                              99              105
                                              --------------   --------------
                                                      (1,225)          (1,454)
  Changes in non-cash working capital
    balances
     Receivables                                          24            3,080
     Interest receivable                                (180)             599
     Commitment fees                                       -               (4)
     Other assets                                          -                4
     Due from affiliates                              (2,300)               -
     Interest payable                                     29             (151)
     Accounts payable and accrued
       liabilities                                        (8)          (1,939)
                                              --------------   --------------
                                                      (3,660)             135

  Purchase of trading securities                      (3,619)          (9,970)
  Proceeds from sales of trading
    securities                                         7,050            5,074
                                              --------------   --------------
        Net cash used in operating
          activities                                    (229)          (4,761)
                                              --------------   --------------

Investing activities:
  Advances on loan receivables                             -           (5,000)
  Payments received on loan receivables                  846            7,579
  Net decrease (increase) in notes
    receivable                                         3,119           (3,407)
                                              --------------   --------------
        Net cash provided by (used in)
          investing activities                         3,965             (828)
                                              --------------   --------------

Financing activities:
  Purchase of treasury bonds                               -             (992)
  (Decrease) increase in note payable                 (2,526)           7,000
  Dividend                                              (300)            (300)
                                              --------------   --------------
        Net cash used in (provided by)
          financing activities                        (2,826)           5,708

Net change in cash and cash equivalents                  910              119
Cash and cash equivalents, beginning
  of period                                            3,699            1,625
                                              --------------   --------------
Cash and cash equivalents, end
  of period                                   $        4,609   $        1,744
                                              ==============   ==============
Cash paid during the period for:
  Interest expense                            $        1,496   $        2,052
  Income taxes                                $            1   $            1

  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1999
                                  (Unaudited)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Corporation's financial position as of March 31, 1999, and the results of its operations and changes in its financial position for the periods ended March 31, 1999 and 1998, respectively. All adjustments were of a normal, recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Note 2.  Adoption of Accounting Standard Regarding Impaired Loans
-----------------------------------------------------------------

Under the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 114, "Accounting by Creditors for Impairment of a Loan," when a loan is impaired as defined in the statement, a lender shall measure impairment at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Corporation has adopted a measurement method on a loan-by-loan basis. By definition, the Corporation's non-performing loans are impaired. A specific reserve is established for each impaired loan equal to the amount by which the Corporation's recorded investment in the loan exceeds the net present value of the loan determined in accordance with FASB Statement No. 114.

The Corporation continued to apply FASB Statement No. 5 "Accounting for Contingencies" to provide an allowance on a pool of unimpaired loans.

During the current period, the Corporation collected $0.8 million from the estate of Heartland, Inc. ("Heartland") relating to a non-performing loan in the amount of $2.1 million. Heartland had filed a petition for bankruptcy and had ceased to operate.

As of March 31, 1999, the Corporation had identified impaired finance receivables with a recorded investment totaling $1.3 million and had established a specific allowance for credit losses totaling $1.3 million in connection therewith. Finance receivables, which are also referred to as recorded investment in loans, include the outstanding loan balance (net of any charge-offs), any accrued interest, deferred loan fees and reimbursable costs. The activity with regard to the allowance for credit losses during the nine and three months ended March 31, 1999 is as follows:

                                                       (dollars in thousands)
  Balance, beginning of period                               $    2,100
  Decrease in provision                                            (846)
  Charge-offs                                                         -
                                                             ----------
  Balance, end of period                                     $    1,254
                                                             ==========
  Consisted of:
  Specific allowance under FASB Statement No. 114            $    1,254
  General allowance under FASB Statement No. 5                        -
                                                             ----------
                                                             $    1,254
                                                             ==========

The following table summarizes the calculation of net finance receivables as at March 31, 1999:

                                                       (dollars in thousands)
  Finance receivables, gross                                 $    1,254
  Less allowance for credit losses                               (1,254)
                                                             ----------
  Finance receivables, net                                   $        -
                                                             ==========

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the nine months and three months ended March 31, 1999, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended March 31, 1999
--------------------------------------------------------

Revenues for the nine months ended March 31, 1999 were $1.4 million, compared to $1.5 million in the comparative period of 1998. Revenues from interest and loan fees decreased to $0.7 million for the nine months ended March 31, 1999 from $1.0 million in the nine months ended March 31, 1998, primarily as a result of a reduction in the dollar amount of outstanding performing loans. In the nine months ended March 31, 1999, the Corporation reported a net gain on securities of $0.5 million, compared to $66,000 in the comparative period of 1998. Revenues from dividends and other activities were $0.2 million in the nine months ended March 31, 1999, compared to $0.4 million in the comparative period of 1998.

Costs and expenses for the nine months ended March 31, 1999 decreased to $1.4 million from $2.8 million in the comparative period of 1998, primarily as a result of a recovery of credit losses of $0.8 million during the current period relating to amounts outstanding under a non-performing loan. The Corporation recovered credit losses of $0.2 million in the nine months ended March 31, 1998. General and administrative expenses decreased to $0.8 million for the nine months ended March 31, 1999 from $1.1 million for the comparative period of 1998, primarily as a result of decreased professional fees and loan collection costs.

Interest expense decreased to $1.5 million for the nine months ended March 31, 1999 from $1.8 million for the comparative period of 1998, primarily as a result of a reduction in indebtedness. Interest on the Company's indebtedness was accrued at the rate of approximately 8.58% per annum for the nine months ended March 31, 1999, compared to approximately 8.50% per annum for the nine months ended March 31, 1998.

No income tax provision was recognized for the nine months ended March 31, 1999 and 1998, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the nine months ended March 31, 1999, the Corporation reported a net loss of $3,000, or $0.08 per share, compared to $1.8 million, or $0.73 per share, in the comparative period of 1998. The Corporation's results of operations for the nine months ended March 31, 1998 included a gain of $0.5 million, or $0.18 per share, on the extinguishment of debt.

Results of Operations - Three Months Ended March 31, 1999
---------------------------------------------------------

Revenues for the three months ended March 31, 1999 were $0.3 million, compared to $0.7 million in the comparative period of 1998. Revenues from interest and loan fees decreased to $0.2 million for the three months ended March 31, 1999 from $0.4 million in the comparative period of 1998, primarily as a result of a reduction in the dollar amount of outstanding performing loans. In the three months ended March 31, 1999, the Corporation reported a net gain on securities of $0.1 million, compared to $0.2 million in the three months ended March 31, 1998. Revenues from dividends and other activities were $0.1 million in the three months ended March 31, 1999, compared to $0.2 million in the comparative period of 1998.

Costs and expenses decreased to $0.7 million in the three months ended March 31, 1999 from $1.1 million in the three months ended March 31, 1998. General and administrative expenses decreased to $0.2 million for the three months ended March 31, 1999 from $0.5 million for the comparative period of 1998, primarily as a result of decreased professional fees and loan collection costs.

Interest expense decreased to $0.5 million for the three months ended March 31, 1999 from $0.6 million for the comparative period of 1998, primarily as a result of a reduction in indebtedness. Interest on the Company's indebtedness was accrued at the rate of approximately 8.75% per annum for the three months ended March 31, 1999, compared to approximately 8.50% per annum for the three months ended March 31, 1998.

For the three months ended March 31, 1999, the Corporation reported a net loss of $0.4 million, or $0.16 per share, compared to $0.4 million, or $0.18 per share, in the comparative period of 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at March 31, 1999 were $4.6 million, an increase of $0.9 million from June 30, 1998.

Cash used by operations for the nine months ended March 31, 1999 was $0.2 million, compared to $4.8 million for the comparative period of 1998. Cash used in operating activities before any activities in trading securities was $3.7 million in the nine months ended March 31, 1999, compared to cash provided by operating activities before any activities in trading securities of $0.1 million in the comparative period of 1998. A decrease in accounts payable and accrued liabilities used cash of $8,000 in the nine months ended March 31, 1999, compared to $1.9 million in the nine months ended March 31, 1998. A decrease in receivables provided cash of $24,000 in the nine months ended March 31, 1999, compared to $3.1 million in the nine months ended March 31, 1998. A loan to an affiliate used cash of $2.3 million in the nine months ended March 31, 1999.

Net sales of trading securities provided cash of $3.4 million in the nine months ended March 31, 1999, compared to net purchases of trading securities using cash of $4.9 million in the nine months ended March 31, 1998.

Investing activities for the nine months ended March 31, 1999 provided cash of $4.0 million, compared to using cash of $0.8 million for the nine months ended March 31, 1998. During the nine months ended March 31, 1999, the Corporation collected $0.8 million from the estate of a defaulting borrower relating to a non-performing loan in the amount of $2.1 million. The borrower had filed a petition for bankruptcy and had ceased to operate. Collections on loan receivables provided cash of $7.6 million in the nine months ended March 31, 1998. In the nine months ended March 31, 1999, a net decrease in notes receivable provided cash of $3.1 million, compared to a net increase in same using cash of $3.4 million in the comparative period in 1998.

Financing activities for the nine months ended March 31, 1999 used cash of $2.8 million, primarily as a result of the partial repayment of an outstanding loan. During the period ended March 31, 1998, financing activities provided cash of $5.7 million, primarily as a result of increased indebtedness.

The Corporation anticipates that its cash and investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation's loan portfolio at March 31, 1999 consisted of finance receivables due from a defaulting borrower in the amount of $1.3 million, compared to $7.4 million in finance receivables due from two borrowers at March 31, 1998.

During the nine months ended March 31, 1999, the Corporation collected $0.8 million from the estate of Heartland, Inc. ("Heartland") relating to a non-performing loan in the amount of $2.1 million. Heartland had filed a petition for bankruptcy and had ceased to operate.

The Corporation maintains an allowance for credit losses against which amounts deemed uncollectible are charged-off and subsequent recoveries, if any, are credited. See Note 2 to the financial statements herein with respect to the allowance for credit losses during the nine months ended March 31, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on January 14, 1999. At the meeting, Oq-Hyun Chin was re-elected a Class III director of the Corporation for a three year term to serve until the annual meeting of shareholders to be held following the fiscal year ending June 30, 2001, or until his successor is elected and qualified. Of the shares eligible for voting at the meeting, 4,465,799 shares were voted for Mr. Chin's re-election, 19,700 shares were voted against his re-election or were withheld from voting and there were no abstentions and broker non-votes. Michael J. Smith and Roy Zanatta continued their terms as directors of the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                    Description
-------                   -----------

  27         Article 5 - Financial Data Schedule for the 3rd Quarter 1999
                         Form 10-QSB.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 13, 1999         DRUMMOND FINANCIAL CORPORATION

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

                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

  27             Article 5 - Financial Data Schedule for the 3rd Quarter 1999
                             Form 10-QSB.