Form 10-K405
period 1999-06-30
DRUMMOND FINANCIAL CORP
filed 1999-09-28
CIK 906549

=============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1999

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    -------

                       Commission File Number 001-12212

                        DRUMMOND FINANCIAL CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                                       95-4426690
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

               6 Rue Charles-Bonnet, 1206 Geneva, Switzerland
                  (Address of principal executive offices)

    Registrant's telephone number, including area code:  (41 22) 818 2999

    Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 Par Value
                           (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $106,106 as of September 23, 1999, computed on the basis of the closing price on such date.

The number of shares outstanding of the Registrant's Common Stock as of September 23, 1999 was 2,718,600.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Proxy Statement to be filed within 120 days of the fiscal year ended June 30, 1999 are incorporated by reference into Part III.

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

                                TABLE OF CONTENTS
                                                                       PAGE

                                    PART I

ITEM 1.    BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 2.    PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . 5

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . 6

ITEM 6.    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . 7

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . 8

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . 13

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.. . . . . . . . . . . . . 13

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . 13

ITEM 11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . 13

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . 13

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

                                   PART I

ITEM 1.  BUSINESS

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

General
-------

The Corporation operates in the financial services business in both the United States and Canada, engaging primarily in investment and merchant banking activities. The Corporation's merchant banking activities include seeking controlling interests in businesses or assets which the Corporation believes are undervalued. The Corporation was previously engaged in asset-based commercial lending, which primarily involved the administration and realization of an existing loan portfolio comprised of loans to emerging companies.

In fiscal 1998, the Corporation proceeded to collect and/or settle its existing loan portfolio. During the year, the Corporation collected and/or settled loans to eight borrowers, including two loans which had been advanced by the Corporation during the year in the aggregate principal amount of $9.7 million. At June 30, 1998, the Corporation's loan portfolio consisted of a finance receivable of $2.1 million which was subject to an allowance for credit losses of $2.1 million.

During fiscal 1999, the Corporation collected $1.1 million from a defaulting borrower and fully settled its loan portfolio. At June 30, 1999, the Corporation had no loan commitments.

The Corporation is focusing on expanding its merchant banking activities. The Corporation is seeking controlling interests in businesses or operating companies that generate or will potentially generate positive cash flows from operations as opportunities arise. The Corporation has not identified any such opportunities as at the date hereof. The Corporation anticipates that substantial capital may be required to further its merchant banking activities, and anticipates that such capital will be provided from cash on hand, through the sale or exchange of assets, or through debt or equity financing. No assurance can be given that any necessary capital will be available when required.

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

As at June 30, 1999, the Corporation had one employee.

ITEM 2.  PROPERTIES

The Corporation's corporate and administrative office is located in Geneva, Switzerland and is leased.

ITEM 3.  LEGAL PROCEEDINGS

In February 1999, Gibralt Holdings Ltd. ("Gibralt") commenced proceedings in Delaware Chancery Court seeking access to certain records of the Corporation for the purpose of investigating alleged mismanagement. In May 1999, the Court granted Gibralt's application in part, allowing it access to some records. In September 1999, Gibralt commenced a putative derivative action in Delaware Chancery Court naming the Corporation, certain of its directors and officers and others as defendants. The claim has been filed in the form of a class action on behalf of shareholders, but has not received Court certification as such. Gibralt alleges that the defendants have breached certain fiduciary duties, engaged in self-dealing and failed in their disclosure obligations. The remedies sought by Gibralt include, among other things, recovery of funds, judgment for damages and certain other remedies that may be sought in the hearing of the claim. The Corporation believes Gibralt's claims to be entirely without merit and intends to vigorously defend against the lawsuit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) Market Information. In March 1997, the Corporation's common stock was listed and posted for trading on the Vancouver Stock Exchange under the trading symbol "DFC.U". Since August 1995, the Corporation's common stock has been quoted on the OTC Bulletin Board under the trading symbol "DFCU".

The following table sets forth the high and low sales prices per share of the Corporation's common stock on the OTC Bulletin Board for the periods indicated:

       Fiscal Quarter Ended             High         Low
       --------------------             ----         ---

       1997
       September 30. . . . . . . . .  $ 1.38       $ 1.00
       December 31 . . . . . . . . .    1.33         0.94

       1998
       March 31. . . . . . . . . . .    1.09         0.63
       June 30 . . . . . . . . . . .    1.00         0.16
       September 30. . . . . . . . .    0.25         0.07
       December 31 . . . . . . . . .    0.40         0.07

       1999
       March 31. . . . . . . . . . .    0.31         0.19
       June 30 . . . . . . . . . . .    0.31         0.16
       Period Ended September 23 . .    0.19         0.16

(b) Shareholders. As of September 23, 1999, there were approximately 35 holders of record of the Corporation's common stock.

(c) Dividends. The Corporation has not paid any dividends on its common stock and the directors do not contemplate the payment of such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the last five fiscal years ended June 30, 1999. The information in the table was extracted from the more detailed consolidated financial statements and related notes included herein and should be read in conjunction with such financial statements and related notes.




                                           Year Ended June 30,
                         ----------------------------------------------------
                         1999        1998        1997        1996        1995
                         ----        ----        ----        ----        ----
                           (dollars in thousands, except per share amounts)


OPERATING DATA
Revenues . . . . . . . . $ 2,297     $ 1,354     $ 4,253     $ 7,067    $  5,419
Expenses . . . . . . . .   1,960       3,540       4,602       5,388      23,011
Income (loss) from
  continuing operations.     336      (2,607)       (639)      1,678     (17,562)
Net income (loss). . . .     336      (2,122)      2,338       1,791     (16,845)

COMMON SHARE DATA(1)
Income (loss) from
  continuing operations
  per common share . . .    0.01       (1.07)      (0.35)       0.62       (6.95)
Net income (loss)
  per common share . . .    0.01       (0.89)       0.74        0.66       (6.67)
Weighted average common
  shares outstanding
  (in thousands) . . . .   2,719       2,719       2,719       2,719      2,526

BALANCE SHEET DATA
Total assets . . . . . .  25,999      29,535      31,560      48,310     40,490
Long-term obligations. .  21,515      21,515      23,002      42,047     42,281
Total stockholders'
  equity . . . . . . . .   3,271       3,235       5,657       3,641     (4,150)
_______________
(1) Basic and diluted common share data is the same.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Corporation for the three fiscal years ended June 30, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations
---------------------

Year Ended June 30, 1999 Compared to the Year Ended June 30, 1998
-----------------------------------------------------------------

Revenues for the year ended June 30, 1999 increased to $2.3 million from $1.4 million for the year ended June 30, 1998, primarily as a result of a net gain on sales of investments. Revenues from interest and loan fees decreased to $1.0 million for the year ended June 30, 1999 from $1.4 million for the year ended June 30, 1998, primarily as a result of a reduction in the dollar amount of outstanding performing loans. Revenues from dividends and other activities were $0.3 million in the year ended June 30, 1999, compared to $0.5 million in the year ended June 30, 1998.

Costs and expenses for the year ended June 30, 1999 decreased to $2.0 million from $3.5 million for the year ended June 30, 1998, primarily as a result of a recovery of credit losses of $1.1 million during the current period relating to amounts outstanding under a non-performing loan. The Corporation recovered credit losses of $0.4 million in the year ended June 30, 1998. General and administrative expenses decreased to $1.1 million for the year ended June 30, 1999 from $1.4 million for the year ended June 30, 1998, primarily as a result of decreased professional fees and loan collection costs.

Interest expense decreased to $2.0 million for the year ended June 30, 1999 from $2.5 million for the year ended June 30, 1998, primarily as a result of a reduction in indebtedness. Interest on the Corporation's long-term debt was accrued at the rate of approximately 8.63% per annum for the year ended June 30, 1999, compared to approximately 8.50% per annum for the year ended June 30, 1998.

No income tax provision was recognized for the years ended June 30, 1999 and 1998, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

Net income for the year ended June 30, 1999 was $0.3 million, or $0.01 per share, compared to a net loss of $2.1 million, or $0.89 per share, for the year ended June 30, 1998. The Corporation's results of operations for the year ended June 30, 1998 included a gain of $0.5 million, or $0.18 per share, on the extinguishment of debt.

Year Ended June 30, 1998 Compared to the Year Ended June 30, 1997
-----------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at June 30, 1999 were $4.3 million, an increase of $0.6 million from June 30, 1998.

Cash used by operating activities for the year ended June 30, 1999 was $1.4 million, compared to $7.9 million for the year ended June 30, 1998. Cash used by operating activities before any activities in trading securities was $5.4 million in the year ended June 30, 1999, compared to $3.6 million in the year ended June 30, 1998. A decrease in accounts payable and accrued liabilities used cash of $0.6 million in the year ended June 30, 1999, compared to $1.3 million in the year ended June 30, 1998. An increase in receivables used cash of $0.4 million in the year ended June 30, 1999, compared to $1.6 million in the year ended June 30, 1998. A loan to an affiliate used cash of $2.3 million in the year ended June 30, 1999.

Net sales of trading securities provided cash of $4.1 million in the year ended June 30, 1999, compared to net purchases of trading securities using cash of $4.3 million in the year ended June 30, 1998.

Investing activities for the year ended June 30, 1999 provided cash of $4.8 million, compared to $4.3 million for the year ended June 30, 1998. During the year ended June 30, 1999, the Corporation collected $1.1 million from the estate of a defaulting borrower relating to a non-performing loan in the amount of $2.1 million. The borrower had filed a petition for bankruptcy and had ceased to operate. Collections on loan receivables provided cash of $17.4 million in the year ended June 30, 1998. In the year ended June 30, 1999, a net decrease in notes receivable provided cash of $3.6 million, compared to a net increase in same using cash of $3.4 million in the year ended June 30, 1998.

Financing activities for the year ended June 30, 1999 used cash of $2.8 million, primarily as a result of the partial repayment of an outstanding loan. For the year ended June 30, 1998, financing activities provided cash of $5.7 million, primarily as a result of increased indebtedness.

During the year ended June 30, 1999, MFC Bancorp Ltd. ("MFC") exchanged all of the outstanding Bonds for a promissory note of the Corporation in a like amount bearing interest at 8.75% per annum and maturing on July 31, 2008. In August 1999, the Corporation entered into a debt restructuring agreement with MFC, whereby interest on the aforesaid promissory note was reduced from 8.75% to 5% per annum and the promissory note was secured by way of a general security agreement and securities pledge agreement on the assets of the Corporation.

The Corporation anticipates that its cash, investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation fully settled its loan portfolio during fiscal 1999 and had no loan commitments at June 30, 1999. The Corporation's loan portfolio aggregated $2.1 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from a defaulting borrower at June 30, 1998.

Non-Performing Loans at June 30, 1999
-------------------------------------

During the year ended June 30, 1999, the Corporation collected $1.1 million from the estate of Heartland, Inc. ("Heartland"), relating to a non-performing loan in the amount of $2.1 million. Heartland had filed a petition for bankruptcy and had ceased to operate. The Corporation designates finance receivables as non-performing when interest and/or principal payments are contractually delinquent for more than 90 days, or earlier if the Corporation has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g., the borrower files for bankruptcy protection).

Allowance for Credit Losses
---------------------------

The Corporation maintains an allowance for credit losses against which amounts deemed uncollectible are charged off and subsequent recoveries, if any, are credited. See Note 4 to the financial statements herein with respect to the allowance for credit losses during the years ended June 30, 1999 and 1998, respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The Corporation is exposed to market risks from changes in interest rates and equity prices which may affect its results of operations and financial condition. The Corporation manages these risks through internal risk management policies. The Corporation does not enter into derivative contracts for its own account to hedge against these risks.

Interest Rate Risk
------------------

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. The Corporation's financial instruments which may be sensitive to interest rate fluctuations are investments, note receivable and debt obligations. The following table provides information about the Corporation's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at June 30, 1999 and expected cash flows from these instruments:


                                    Expected Future Cash Flow
              -----------------------------------------------------------------------

               Carrying   Fair
                 Value    Value    2000    2001    2002    2003    2004    Thereafter
               --------   -----    -----   -----   -----   -----   -----   ----------
                                        (in thousands)
Investments(1) $ 7,775   $ 7,775  $ 1,775  $  -    $  -    $  -   $  -    $ 6,000
Note
  receivable     4,617     4,617    4,617     -       -       -      -          -
Debt obli-
  gations(2)    21,515    21,515        -     -       -       -      -     21,515
__________
(1)    Investments consist of debt securities and fixed yield securities.
(2)    Debt obligations consist of a promissory note bearing interest at
       8.75% per annum and maturing on July 31, 2008.



Equity Price Risk
-----------------

Changes in trading prices of equity securities may affect the fair value of equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities. The Corporation's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following table provides information about the Corporation's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations and expected cash flows from these instruments:


                                     Expected Future Cash Flow
              -----------------------------------------------------------------

              Carrying   Fair
                Value    Value   2000   2001   2002   2003   2004   Thereafter
              --------   -----  ------ ------ ------ ------ ------  -----------
                                        (in thousands)
Investments(1) $ 4,397  $ 4,397 $ 4,397 $  -   $  -   $  -  $  -     $  -
---------
(1) Investments consist of equity securities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required pursuant to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 16.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)    (1)    Index to Financial Statements

              Independent Auditors' Report
              Consolidated Balance Sheet
              Consolidated Statement of Operations
              Consolidated Statement of Cash Flows
              Consolidated Statement of Shareholders' Equity
              Notes to the Consolidated Financial Statements

       (2)    Financial Statement Schedules

              None.

       (3)    Exhibits

              2.1 Arrangement Agreement among Drummond Financial (B.C.) Ltd., MFC Bancorp Ltd. and Drummond Financial Corporation dated February 23, 1998. Incorporated by reference to Form T-3 of MFC Bancorp Ltd. dated March 2, 1998.
              2.2 Amendment Agreement among Drummond Financial (B.C.) Ltd., MFC Bancorp Ltd. and Drummond Financial Corporation dated March 23, 1998. Incorporated by reference to Form 10-KSB dated September 28, 1998.
              3.1 Certificate of Incorporation dated June 1, 1993. Incorporated by reference to Form S-1 filed June 7, 1993.
              3.2 Certificate of Designations dated July 19, 1996. Incorporated by reference to Form 10-KSB dated September 20, 1996.
              3.3 Certificate of Amendment to the Certificate of Incorporation of Drummond Financial Corporation dated October 14, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.
              3.4 Bylaws. Incorporated by reference to Form S-1 filed June 7, 1993.
              3.5 Amendment to the Bylaws adopted as of July 20, 1993. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.
              4.1 Form of Indenture between CVD Financial Corporation and Harris Trust Company of New York, as Trustee. Incorporated by reference to Form S-1 filed June 7, 1993.
              4.2 Second Supplemental Indenture between Drummond Financial Corporation and Harris Trust Company of New York, as Trustee, dated for reference October 23, 1996. Incorporated by reference to Form 10-QSB dated November 11, 1996.

              4.3   Third Supplemental Indenture among Drummond Financial
                    Corporation, Harris Trust Company of New York and The
                    Bank of Nova Scotia Trust Company of New York dated for
                    reference May 13, 1997.  Incorporated by reference to
                    Form 10-KSB dated September 24, 1997.
              4.4   Fourth Supplemental Indenture among Drummond Financial
                    Corporation, The Bank of Nova Scotia Trust Company of
                    New York and Drummond Financial (B.C.) Ltd. dated for
                    reference February 4, 1998.  Incorporated by reference
                    to Form10-KSB dated September 28, 1998.
              10.1  1993 Stock Option Plan.  Incorporated by reference to
                    Form S-1 filed June 7, 1993.
              10.2  Profit Sharing Plan.  Incorporated by reference to
                    Amendment No. 1 to Form S-1 filed July 26, 1993.
              10.3  Debt Restructuring Agreement between MFC Bancorp Ltd. and
                    Drummond Financial Corporation dated August 30, 1999.
              21    List of subsidiaries of the Registrant.
              27    Article 5 - Financial Data Schedule for year ended June
                    30, 1999 - Form 10-K.

(b)     Reports on Form 8-K

None.

                        INDEPENDENT AUDITORS' REPORT




To the Shareholders of
Drummond Financial Corporation


We have audited the consolidated balance sheet of Drummond Financial Corporation as at June 30, 1999 and 1998 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended June 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1999 and 1998 and the results of their operations and cash flows for the years ended June 30, 1999, 1998 and 1997 in accordance with generally accepted accounting principles in the United States of America.


                                                        "DAVIDSON & COMPANY"


Vancouver, Canada                                       Chartered Accountants

September 23, 1999

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars stated in thousands)
AS AT JUNE 30


=============================================================================

                                                            1999      1998
-----------------------------------------------------------------------------


ASSETS

Cash and cash equivalents                                 $ 4,280     $ 3,699

Finance receivables, net (Note 4)                               -           -

Other receivables (Note 5)                                  5,450       8,661

Due from affiliates                                         3,080         780

Investments (Note 6)                                       12,172      15,244

Investment - at equity (Note 7)                                 -           -

Deferred debt issuance costs, net of accumulated
amortization of $597 (1998 - $463)                          1,017       1,151
                                                         --------    --------
                                                         $ 25,999    $ 29,535
==============================================================================


DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars stated in thousands)
AS AT JUNE 30

=============================================================================

                                                            1999      1998
-----------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                 $   131     $   761

Interest payable                                             933       1,349

Note payable                                                   -       2,526

Accrued dividends payable                                    149         149

Debt (Note 8)                                             21,515      21,515
                                                         -------     -------

                                                          22,728      26,300
                                                         -------     -------

Shareholders' equity (Note 9)
    Capital stock
        Preferred stock, $0.01 par value
           5,000,000 shares authorized
           3,000,000 shares issued and outstanding
           at June 30, 1999 and 1998                          30          30
        Additional paid-in capital                         5,970       5,970
                                                         -------      ------

                                                           6,000       6,000
                                                         -------      ------


        Common stock, $0.01 par value
           10,000,000 shares authorized
           2,718,600 and 4,264,000 shares
             issued and outstanding
             at June 30, 1999 and 1998, respectively          27          43
        Additional paid-in capital                        14,727      17,767
                                                         -------     -------

                                                          14,754      17,810
                                                         -------     -------

    Deficit                                              (17,483)    (17,519)
                                                         -------     -------

                                                           3,271       6,291
    Less:  Nil and 1,545,400 common shares held
             as treasury stock
             at June 30, 1999 and 1998, respectively.          -      (3,056)
                                                         -------     -------
                                                           3,271       3,235
                                                         -------     -------

                                                        $ 25,999    $ 29,535
=============================================================================



The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars stated in thousands; except per share amounts)
YEAR ENDED JUNE 30



=============================================================================

                                              1999        1998        1997
-----------------------------------------------------------------------------

REVENUE
    Interest and loan fees                  $   993       $ 1,405    $ 2,079
    (Loss) gain on investments, net           1,004          (507)       938
    Dividend income                             300           300        322
    Other                                         -           156        914
                                             ------        ------     ------

                                              2,297         1,354      4,253
                                             ------        ------     ------

COST AND EXPENSES
    Interest                                  2,029         2,470       3,571
    Recovery of credit losses                (1,139)         (360)       (673)
    General and administrative                1,070         1,430       1,704
                                             ------       -------      ------
                                              1,960         3,540       4,602
                                             ------       -------      ------

Equity in loss of investee                        -          (420)       (289)
                                             ------       -------      ------

Income (loss) from operations                   337        (2,606)       (638)

Income tax expense                               (1)           (1)         (1)
                                             ------       -------      ------
Income (loss) before extraordinary gain         336        (2,607)       (639)

Extraordinary gain on early extinguishment
of debt, net of $Nil provision for income
taxes for 1999, 1998 and 1997                     -           485       2,977
                                             ------       -------      ------
Net income (loss) for the year                $ 336      $ (2,122)    $ 2,338
==============================================================================

Basic earnings (loss) per share
    Income (loss) before extraordinary gain   $0.01      $  (1.07)    $ (0.35)
    Extraordinary gain                            -          0.18        1.09
                                             ------      --------     -------
                                              $0.01      $  (0.89)    $  0.74
==============================================================================
Weighted average number of shares
  outstanding                             2,718,600     2,718,600    2,718,600
==============================================================================



The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars stated in thousands)
YEAR ENDED JUNE 30




============================================================================

                                              1999          1998        1997
-----------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss) for the year          $  336       $ (2,122)   $ 2,338
    Adjustments to reconcile income
      (loss) to cash from operating
      activities:
        Extraordinary gain on early
          extinguishments of debt                -           (485)    (2,977)
        Loss (gain) on investments, net     (1,004)           507       (938)
        Recovery of credit losses           (1,139)          (360)      (673)
        Equity loss of investee                  -            420        289
        Amortization of deferred debt
          issuance costs                       134            138        (78)

    Changes in non-cash working
      capital balances:
        Interest receivable                      -            976         127
        Commitment fees                          -            (25)      (106)
        Other receivable                      (407)        (1,605)    (3,133)
        Due from affiliate                  (2,300)          (239)      (541)
        Interest payable                      (416)           438       (823)
        Accounts payable and accrued
          liabilities                         (630)        (1,277)       953
        Other                                    -              3          -

    Purchase of trading securities          (4,405)       (10,500)    (3,037)
    Proceeds from sales of trading
      securities                             8,480          6,197     16,082
                                            ------         ------     ------
    Net cash provided by (used in)
      operating activities                  (1,351)        (7,934)     7,483
                                            ------         ------     ------



CASH FLOWS FROM INVESTING ACTIVITIES:

    Advances on loans                            -         (9,700)    (1,100)
    Payments collected on loans              1,139         17,407      3,740
    Decrease (increase) in notes receivable,
      net                                    3,619         (3,407)    (7,502)
                                            ------         -------    ------
    Net cash provided by (used in)
      investing activities                   4,758          4,300     (4,862)
                                            ------         -------    ------



DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(Dollars stated in thousands)
YEAR ENDED JUNE 30


==============================================================================

                                                1999        1998       1997
-----------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Note payable, net                        $ (2,526)    $ 7,000   $      -
    Purchase of treasury bond payable               -        (992)   (15,301)
    Dividends paid on preferred shares           (300)       (300)      (173)
                                             --------      ------    -------
    Net cash provided by (used in)
      financing activities                     (2,826)      5,708    (15,474)
                                              -------      ------    -------

Increase (decrease) in cash and cash
  equivalents for the year                        581       2,074    (12,853)


Cash and cash equivalents, beginning
  of year                                       3,699       1,625     14,478
                                               ------       -----     ------


Cash and cash equivalents, end of year        $ 4,280     $ 3,699    $ 1,625

=============================================================================

Cash paid during the year for:

        Interest expense                      $ 2,311     $ 1,915    $ 3,521
        Income taxes                                1           1          1

=============================================================================




The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars stated in thousands)

====================================================================================================================
                      Preferred Stock                     Common Stock
              --------------------------------    -----------------------------

                                                                                                          Total
                                    Additional                        Additional    Accum-                Share-
              Number                   Paid-in    Number                 Paid-in   ulated   Treasury    holders'
              of Shares   Amount       Capital    of Shares   Amount     Capital   Deficit     Stock      Equity
Balance at
  June 30,
   1996       3,000,000   $ 30      $ 5,970       4,264,000   $ 43      $ 17,767  $(17,113)  $(3,056)   $ 3,641


Net income
  for the year        -      -            -               -      -             -     2,338          -     2,338

Dividends paid
  and payable        -       -            -               -      -             -      (322)         -      (322)
             ---------   -----      -------       ----------  ----       -------   --------   -------      -----
Balance at
  June 30,
   1997      3,000,000      30        5,970        4,264,000    43        17,767   (15,097)    (3,056)     5,657


Net loss for
  the year           -       -            -                -     -             -    (2,122)         -     (2,122)

Dividends paid
  and payable        -       -            -                -     -             -      (300)         -       (300)
             ---------   -----      -------       ----------   ----      -------   --------   -------       -----
Balance at
  June 30,
    1998     3,000,000      30        5,970        4,264,000     43       17,767   (17,519)    (3,056)     3,235

Net income for
  the year           -       -            -                -      -            -       336           -       336

Retirement of
  treasury stock     -       -            -       (1,545,400)   (16)      (3,040)        -       3,056         -

Dividends paid
  and payable        -       -            -                -      -            -       (300)         -      (300)
             ---------   -----      -------       ----------    ----      ------   --------     ------      -----
Balance at
  June 30,
   1999      3,000,000    $ 30      $ 5,970        2,718,600   $ 27      $14,727    $(17,483)     $  -   $  3,271

==================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999



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

Financial instruments
---------------------

The Company's financial instruments consist of cash and cash equivalents, other receivables, due from affiliates, investments, accounts payable and accrued liabilities, interest payable, note payable, accrued dividends payable, and debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999



3.    SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

Deferred debt issuance costs
----------------------------

Deferred debt issuance costs consist of underwriters' fees and expenses and other costs capitalized in connection with the Company's August 1993 debt offering. These costs are being amortized on a straight-line basis which approximates the interest method over the term of the related debt. The amortization is included in interest expense.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999



3.    SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

Earnings per share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

Warrants and options were not included in the computation of diluted earnings
(loss) per share for the fiscal years 1999, 1998 and 1997 because their exercise prices was greater than their market prices.

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

Comprehensive income
--------------------

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity other than transactions with owners in their capacity as owners. The Company does not have any other comprehensive income during the years ended June 30, 1999, 1998 and 1997.

Comparative figures
-------------------

Certain comparative figures have been reclassified to conform with the current year's presentation.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999



4.    FINANCE RECEIVABLES

The Company engages in the asset-based commercial lending business. Generally, loans are due over periods of one to five years and are collateralized by security agreements on various types of equipment, commercial real estate, borrowers' eligible accounts receivable and inventory and other tangible assets. The loans generally earn interest at a major bank's (the "Bank") prime rate (7.75 percent at June 30, 1999 and 8.50 percent at June 30, 1998, and 1997) plus two to seven percent. The Bank's weighted daily average prime rate was 7.98 percent during the years ended June 30, 1999 and 8.50 percent during the years ended June 30, 1998 and 1997, respectively.

=============================================================================


                                 June 30, 1999                          June 30, 1998
                             ----------------------                 ---------------------

                                        Allowance                               Allowance
              Number       Recorded    for Credit     Number      Recorded      for Credit
              of Loans     Investments     Losses     of Loans    Investments       Losses
-------------------------------------------------------------------------------------------------
Impaired
  loans             -      $    -        $    -             1      $ 2,100        $ 2,100

=================================================================================================

Net book
  value                    $    -                                  $    -

=================================================================================================



The net book value of the finance receivables approximate their fair market value which is based on the discounted present value of the estimated future cash flows.

The Company has established allowances for credit losses at June 30, 1999, 1998 and 1997 as follows:


================================================================================================
                                                   1999
                                 --------------------------------------

                                 Specific         General         Total         1998       1997
------------------------------------------------------------------------------------------------

Balance, beginning
  of year                        $ 2,100          $   -          $ 2,100       $ 3,293    $7,202
Recovery for the year             (1,139)             -           (1,139)         (360)     (673)
Charge-offs for the
  year, net                         (961)             -             (961)         (833)   (3,236)
                                  ------          -----           ------        ------     -----

Balance, end of year             $     -          $   -           $    -       $ 2,100    $3,293

==================================================================================================



At June 30, 1999 and 1998, the Company does not have any unfunded loan commitments.


5.    OTHER RECEIVABLES

=============================================================================


                                                            1999        1998
-----------------------------------------------------------------------------

Notes receivable                                           $ 4,617    $ 8,236
Accrued dividend receivable                                    149        149
Other receivables                                              684        276
                                                           -------    -------
                                                           $ 5,450    $ 8,661
=============================================================================


The carrying amount of receivables approximates their fair value which is based on the discounted present value of their estimated future cash flows.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999


6.    INVESTMENTS

=============================================================================


                                                            1999      1998
-----------------------------------------------------------------------------
Trading securities:
    Bonds and debentures                                 $  1,775   $  1,720
    Equity securities                                       4,397      7,524
                                                          -------    -------
                                                            6,172      9,244

Available-for-sale security                                 6,000      6,000
                                                         --------   --------
                                                         $ 12,172   $ 15,244
=============================================================================


For the year ended June 30, 1999, the Company recognized an unrealized holding gain of $272,000 (1998 - $186,000 loss; 1997 - $435,000 loss) and a realized gain of $732,000 (1998 - $321,000 loss; 1997 - $1,373,000 gain) on sales of trading securities.

Available-for-sale securities consist of preferred shares in an affiliate. The preferred shares are stated at cost of $6,000,000 at June 30, 1999 and 1998 because there is no ready market for the shares. The carrying amount approximates their fair value which is based on their retractibility feature and dividend rate compared to market rate.



7.    INVESTMENT - AT EQUITY

As at June 30, 1998, the Company's investment was comprised of 1,070,320 shares of Ichor Corporation which represented 21.81% of the total outstanding shares. The Company has accounted for its investment using the equity method of accounting.

During 1999, the Company sold the investment to an affiliate for consideration of 94% of the proceeds from the future sales by the affiliate of all or part of the investment on or before December 31, 2003.



8.    DEBT

Under an indenture dated August 26, 1993 (the "Master Indenture") the
Company was authorized to issue up to $500 million of unsecured, subordinated variable rate bonds (the "Bonds"). The Bonds could have been issued in series, each substantially identical in form pari passu in right and having substantially identical terms except for the date of issuance. The Company could not have issued any subsequent series of Bonds unless no event of default under the Master Indenture had occurred or had been continuing with respect to any Bond previously issued within the 12 month period immediately preceding the date of issuance of such subsequent series, and not less than 75 percent of the net proceeds received from the issuance of the immediately preceding series of Bonds had been utilized or formally committed.

In August 1993, the Company made an initial issuance of Bonds at par in the aggregate principal amount of $50 million in a public offering concurrent with the Company's initial public offering of Common Stock. The sale of the Bonds generated net proceeds of $46.9 million after related debt issuance costs. No other issuances of Bonds had since occurred.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999



8.    DEBT (cont'd...)

Interest on the Bonds was payable semi-annually on January 25 and July 25 to holders of record on the preceding December 31, and June 30, respectively. The interest paid for each semi-annual period was the greater of: (i) the Bank's prime rate as of the first day of the semi-annual period, (ii) the Bank's weighted daily average prime rate during the semi-annual period, (iii) a rate specified by the Company prior to the commencement of the semi-annual period, and, (iv) 80 percent of the "portfolio yield". Portfolio yield was defined as: (i) the aggregate of interest received from the Company's loan portfolio and gains less losses, if any, realized from the disposition of equity securities or warrants to acquire equity securities received in connection with the making or purchasing of loans; less (ii) the provision for credit losses.

The Company did not make its semi-annual interest payments due on January 25, 1997, July 25, 1997, January 25, 1998, and July 25, 1998 until February 21, 1997, August 20, 1997, February 17, 1998 and September 25, 1998,
respectively. The delinquent payments did not result in an event of default as the subsequent interest payments discharged the Company's interest payment obligation under the terms of the Master Indenture.

The Bonds were to mature on July 31, 2008 and were subject to mandatory redemption by the Company in annual instalments commencing July 31, 2004 through July 31, 2008. The annual instalment amount was equal to 20 percent of the outstanding principal on June 30, 2004. The Bonds were also subject to mandatory redemption generally upon the sale or transfer of substantially all of the assets of the Company.

For semi-annual periods ended December 31, 1996, June 30, 1997, December 31, 1997, June 30, 1998 and December 31, 1998, interest has been incurred at per annum coupon rates of 8.25 percent, 8.38 percent, 8.50 percent, 8.50 percent and 8.50 percent, respectively.

During the year ended June 30, 1998, $1,487,000 (1997 - $19,045,000) in aggregate principal amount of Bonds were repurchased, resulting in an extraordinary gain of $485,000 (1997 - $2,977,000).

As at June 30, 1998, the Bonds had a carrying amount of $21,515,000, and MFC Bancorp Ltd. owned all of the Bonds as approved by a court order.

On January 25, 1999, MFC Bancorp Ltd. delivered all of the outstanding Bonds to the Company in exchange for a promissory note. The promissory note bears interest at 8.75% per annum payable semi-annually on January 25 and July 25 of each year and matures on July 31, 2008. The promissory note had a fair value of $21,515,000 as of June 30, 1999 based on the present value of future cash flows.


9.    SHAREHOLDERS' EQUITY

In June 1996, the Company issued 3,000,000 shares of its Preferred Stock, Series 1 for $6,000,000 cash. The Preferred Stock, Series 1 pays a cumulative dividend at 5% per annum on paid-up amount; accrued interest at 8% per annum on accrued and unpaid dividends; is redeemable by the Company at any time at the paid-up amount plus 10% premium; and has variable voting rights.

MFC Bancorp Ltd. owns directly and indirectly 49.4% (1998 - 43.6%) of the Company's Common Stock and 100%
(1998 - 100%) of the Company's Preferred Stock.

In connection with its initial public offering, the Company issued warrants to its underwriters representing the right to purchase 200,000 shares of the Company's Common Stock at $4.50 per share. The number of shares and exercise price are subject to adjustment for certain changes in the Company's capital structure. These warrants expired unexercised on August 16, 1998.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999



10.    STOCK OPTION PLAN

In June 1993, the Board of Directors approved the adoption of the Stock Option Plan. Under the plan, substantially all employees, consultants and non-employee directors are eligible to receive options to purchase up to an aggregate of shares of the Company's Common Stock at exercise prices which cannot be less than the fair market value of the shares on the date the options are granted. The term of each option can be no more than 10 years. Non-employee directors of the Company can be granted options to purchase 25,000 shares of Common Stock on the date they become a director and additional options to purchase 3,500 shares of Common Stock are granted upon the completion of each full year of service and at the Annual Meeting of Shareholders thereafter. Information with respect to options granted under the plan is as follows:

=============================================================================


                                                                     Exercise
                                                                        Price
                                                                    Per Share
                                                     Number           (Not in
                                                     of Shares      Thousands)
-----------------------------------------------------------------------------

Outstanding, June 30, 1996                           75,000    $1.81 to $1.88
    Expired                                         (50,000)             1.81
                                                    -------
Outstanding, June 30, 1997                           25,000             $1.88
    Expired                                         (25,000)            $1.88
                                                    -------
Outstanding, June 30, 1998 and 1999                       -
=============================================================================



At June 30, 1999 and 1998 options to purchase 375,000 shares of the Company's Common Stock are available for future grant. At June 30, 1997, options to purchase 350,000 shares of the Company's Common Stock were available for future grant.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There were no options granted in either 1999, 1998 or 1997.

The disclosure requirements of FASB Statement No. 123 are effective for the Company's financial statements starting from the fiscal year ended June 30, 1997. No pro forma disclosures are presented because there have been no options granted after the fiscal year ended June 30, 1995.

11.    INCOME TAXES

There was no provision for income taxes for the years ended June 30, 1999, 1998 and 1997 (other than the payment of state minimum income tax of $1,000 each in 1999, 1998 and 1997).

Differences between the United States federal statutory and the Company's effective tax rates are as follows:



=============================================================================


                                              1999        1998        1997
-----------------------------------------------------------------------------

United States federal statutory rate
  on income (loss) from operations           $ 114       $ (721)     $   795
Timing differences on credit losses           (714)        (406)      (1,329)
Other                                         (243)         315          305
Valuation allowance                            843          812          229
                                             -----        -----       ------
                                             $   -        $   -       $    -
=============================================================================


DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999



11.    INCOME TAXES (cont'd...)

The net deferred tax assets at June 30, 1999 and 1998 consist of the following:



=============================================================================


                                                            1999      1998
-----------------------------------------------------------------------------

Provision for credit losses                                $    -    $   714
Net operating loss carryforwards                            3,067      4,174
Other timing differences                                      469        879
Valuation allowance                                        (3,536)    (5,767)
                                                           ------     ------
Deferred tax asset, net                                    $    -     $    -
=============================================================================




At June 30, 1999, the Company has $9.0 million in net operating loss carryforwards for United States federal income tax purposes and $3.1 million for California income tax purposes. The carryforwards expire in the fiscal years ending in 2009 to 2019 for United States federal income tax purposes and 1999 to 2001 for California income tax purposes. Utilization of net operating loss carryforwards for United States federal income tax purposes may be limited by the Internal Revenue Code because of changes in the ownership of the Company.

12.    SEGMENTED INFORMATION

The Company conducted substantially all of its business of investment and merchant banking activities and asset-based commercial lending in North America as one business segment.

13.    RELATED PARTY TRANSACTIONS

During the year ended June 30, 1999, the Company incurred $300,000 (1998 - $300,000; 1997 - $300,000) in fees payable to MFC Bancorp Ltd.; and $300,000
(1998 - $300,000; 1997 - $306,000) to Logan International Corp., which has a common director with the Company. These fees were paid for the accounting and administration of the Company and reimbursement of office expenses. The Company also paid $Nil (1998 - $22,000; 1997 - $22,000) in consulting fees and expense reimbursements to a company which is owned and controlled by a former officer of the Company. During fiscal year 1999, the Company paid $300,000 (1998 - $300,000; 1997 - $173,000) of dividends on its preferred shares held by a subsidiary of MFC Bancorp Ltd. The Company also collected $300,000 (1998 - $300,000; 1997 - $173,000) of dividends on its investments in preferred shares issued by another subsidiary of MFC Bancorp Ltd. The Company has an amount of $780,000 (1998 - $780,000) due from Ichor Corporation. The Company also has an amount of $2,300,000 (1998 - $Nil) due from a company which has a common director with the Company and the Company accrued $82,000 (1998 - $Nil; 1997 - $Nil) in interest income thereon; and the amount due bears interest at the U.S. base rate plus 3% per annum, matures on December 31, 2001 and is secured by assets of the company.

14.    COMMITMENTS AND CONTINGENCIES

In February 1999, Gilbralt Holdings Ltd. ("Gilbralt") commenced proceedings in Delaware Chancery Court seeking access to records of the Company for the purpose of investigating alleged mismanagement. In May 1999, the Court granted Gilbralt's application in part, allowing it access to some records.
In September 1999, Gilbralt commenced a putative derivative action in Delaware Chancery Court naming the Company, certain of its directors and officers and others as defendants. The claim has been filed in the form of a class action on behalf of shareholders, but has not received Court certification as such. Gilbralt alleges that the defendants have breached certain fiduciary duties, engaged in self-dealing and failed in their disclosure obligations. The remedies sought by Gilbralt include, among other things, recovery of funds, judgement for damages and certain other remedies that may be sought in the hearing of the claim. The Company believes Gibralt's claims to be entirely without merit and intends to vigorously defend against the lawsuit.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999


14.    COMMITMENTS AND CONTINGENCIES (cont'd...)

The Company is involved in various claims and matters of litigation arising in the ordinary course of its business including collection and related actions concerning delinquent loans made by the Company. The Company does not believe that the outcome of such litigation will have a material adverse effect on its business or financial conditions.

15.    SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CONSOLIDATED
       STATEMENT OF CASH FLOWS

Significant non-cash transactions in 1999 include:

a) The Company exchanged bonds payable with a carrying value of $21,515,000 for a note payable of $21,515,000.

b) The Company cancelled 1,545,400 common shares held as treasury stock valued at $3,056,000.

Significant non-cash transaction in 1998 include:

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

16.    DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY
       ACCEPTED ACCOUNTING PRINCIPLES

The Company's consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") which conform in all material respects with Canadian Generally Accepted Accounting Principles ("Canadian GAAP") except as set forth below:




=============================================================================


                                           June 30,   June 30,    June 30,
                                              1999        1998        1997
-----------------------------------------------------------------------------
Net income (loss) for the year in
  accordance with U.S. GAAP              $     336     $ (2,122)   $   2,338

Reconciliation                                   -            -            -
                                         ---------     ---------   ---------
Net income (loss) for the year in
  accordance with Canadian GAAP                336        (2,122)      2,338

Accumulated deficit, beginning of year     (17,519)      (15,097)    (17,113)

Dividends paid and payable                    (300)         (300)       (322)
                                         ---------     ---------   ---------
Accumulated deficit, end of year in
  accordance with Canadian GAAP          $ (17,483)    $ (17,519)  $ (15,097)

=============================================================================
Basic earnings (loss) per share in
  accordance with Canadian GAAP          $    0.01     $   (0.89)  $    0.74

=============================================================================
Fully diluted earnings (loss)
  per share in accordance with
  Canadian GAAP                          $    0.01     $   (0.89)   $   0.71
=============================================================================


DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 1999



16.    DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY
         ACCEPTED ACCOUNTING PRINCIPLES (cont'd...)

       (a)    Investments

              U.S. GAAP require that trading securities be carried at fair market value with holdings gains and losses included in annual earnings. Warrants to acquire common stock for which a readily determinable fair market value is available and the Company has an unrestricted right to sell the warrant and/or underlying securities within one year are included in trading securities. Canadian GAAP would require that such securities be carried at the lower of cost or market with gains recorded only as realized. There were no differences between U.S. and Canadian GAAP in the determination of net income (loss) for the years ended June 30, 1999, 1998 and 1997.

       (b)    Extinguishment of Debt

              U.S. GAAP require gains and losses on the extinguishment of debt to be classified as an extraordinary item. Under Canadian GAAP, the gain or loss would be included in income (loss) from operations.


17.    SUBSEQUENT EVENT

Subsequent to June 30, 1999, the Company restructured its promissory note in the amount of $21,515,000. The interest rate payable on the promissory note was reduced from 8.75% per annum to 5.00% per annum effective August 30, 1999 and the promissory note was secured by way of a general security agreement and securities pledge agreement on the assets of the Company.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DRUMMOND FINANCIAL CORPORATION


Date: September 24, 1999            By:  /s/ Michael J. Smith
                                         ------------------------------------
                                         Michael J. Smith
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith                     Date:   September 24, 1999
-----------------------------------
Michael J. Smith
President, Chief Executive Officer,
Chief Financial Officer and Director


/s/ Young-Soo Ko                         Date:   September 24, 1999
-----------------------------------
Young-Soo Ko
Director


/s/ Oq-Hyun Chin                         Date:   September 24, 1999
-----------------------------------
Oq-Hyun Chin
Director

                                 EXHIBIT INDEX

    Exhibit No.                    Document

       2.1    Arrangement Agreement among Drummond Financial (B.C.) Ltd., MFC
              Bancorp Ltd. and Drummond Financial Corporation dated February
              23, 1998. Incorporated by reference to Form T-3 of MFC Bancorp
              Ltd. dated March 2, 1998.
       2.2    Amendment Agreement among Drummond Financial (B.C.) Ltd., MFC
              Bancorp Ltd. and Drummond Financial Corporation dated March 23,
              1998.  Incorporated by reference to Form 10-KSB dated September
              28, 1998.
       3.1    Certificate of Incorporation dated June 1, 1993.  Incorporated by reference to Form S-1 filed June 7, 1993.
       3.2    Certificate of Designations dated July 19, 1996.  Incorporated by reference to Form 10-KSB dated September 20, 1996.
       3.3    Certificate of Amendment to the Certificate of Incorporation of
              Drummond Financial Corporation dated October 14, 1996.
              Incorporated by reference to Form 10-QSB dated November 11,
              1996.
       3.4    Bylaws.  Incorporated by reference to Form S-1 filed June 7,
              1993.
       3.5    Amendment to the Bylaws adopted as of July 20, 1993.
              Incorporated by reference to Amendment No. 1 to Form S-1 filed
              July 26, 1993.
       4.1    Form of Indenture between CVD Financial Corporation and Harris
              Trust Company of New York, as Trustee.  Incorporated by
              reference to Form S-1 filed June 7, 1993.
       4.2    Second Supplemental Indenture between Drummond Financial
              Corporation and Harris Trust Company of New York, as Trustee,
              dated for reference October 23, 1996.  Incorporated by
              reference to Form 10-QSB dated November 11, 1996.
       4.3    Third Supplemental Indenture among Drummond Financial
              Corporation, Harris Trust Company of New York and The Bank of
              Nova Scotia Trust Company of New York dated for reference May
              13, 1997.  Incorporated by reference to Form 10-KSB dated
              September 24, 1997.
       4.4    Fourth Supplemental Indenture among Drummond Financial
              Corporation, The Bank of Nova Scotia Trust Company of New York
              and Drummond Financial (B.C.) Ltd. dated for reference February
              4, 1998.  Incorporated by reference to Form 10-KSB dated
              September 28, 1998.
       10.1   1993 Stock Option Plan.  Incorporated by reference to Form S-1 filed June 7, 1993.
       10.2   Profit Sharing Plan.  Incorporated by reference to Amendment
              No. 1 to Form S-1 filed July 26, 1993.
       10.3   Debt Restructuring Agreement between MFC Bancorp Ltd. and
              Drummond Financial Corporation dated August 30, 1999.
       21     List of subsidiaries of the Registrant.
       27     Article 5 - Financial Data Schedule for year ended June 30,
              1999 - Form 10-K.