Form 10-Q
period 1999-09-30
DRUMMOND FINANCIAL CORP
filed 1999-11-12
CIK 906549

==============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                               (41 22) 818 2999
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X   No
                                                     -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                Class                      Outstanding at November 11, 1999
                -----                      --------------------------------

        Common Stock, $0.01                           2,718,600
             par value


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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                        DRUMMOND FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                 (Unaudited)

                        DRUMMOND FINANCIAL CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)
                            (dollars in thousands)

                                           September 30, 1999   June 30, 1999
                                           ------------------   -------------
                                    ASSETS

Cash and cash equivalents                     $      4,058       $      4,280
Finance receivables, net                                 -                  -
Other receivables                                    5,897              5,450
Due from affiliates                                  3,080              3,080
Investments                                         11,797             12,172
Deferred debt issuance costs, net                      983              1,017
                                              ------------       ------------
                                              $     25,815       $     25,999
                                              ============       ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities      $         53       $        131
Interest payable                                     1,342                933
Accrued dividends payable                              224                149
Debt                                                21,515             21,515
                                              ------------       ------------
                                                    23,134             22,728

SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock, $0.01 par value
    5,000,000 shares authorized
    3,000,000 shares issued and outstanding             30                 30
  Additional paid-in capital                         5,970              5,970
                                              ------------       ------------
                                                     6,000              6,000
                                              ------------       ------------
  Common stock, $0.01 par value
    10,000,000 shares authorized
    2,718,600 shares issued and outstanding             27                 27
  Additional paid-in capital                        14,727             14,727
                                              ------------       ------------
                                                    14,754             14,754
                                              ------------       ------------
Deficit                                            (18,073)           (17,483)
                                              ------------       ------------
                                                     2,681              3,271
                                              ------------       ------------
                                              $     25,815       $     25,999
                                              ============       ============


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands, except per share amounts)

                                       For the Three        For the Three
                                       Months Ended         Months Ended
                                       September 30, 1999   September 30, 1998
                                       ------------------   ------------------
Revenue
  Interest and loan fee income            $        429         $        243
  (Loss) gain on securities                       (375)                 921
  Dividend and other                                76                   76
                                          ------------         ------------
                                                   130                1,240

Costs and expenses
  Interest                                         442                  532
  General and administrative                       201                  293
                                          ------------         ------------
                                                   643                  825
                                          ------------         ------------

Operating (loss) income                           (513)                 415

Income tax expense                                   1                    1
                                          ------------         ------------

Net (loss) income                                 (514)                 414

Accumulated deficit, beginning
  of period                                    (17,483)             (17,519)
Dividends payable                                  (76)                 (76)
                                          ------------         ------------
Accumulated deficit, end of period        $    (18,073)        $    (17,181)
                                          ============         ============

(Loss) earnings per share                 $      (0.22)        $       0.12
                                          ============         ============

Weighted average number of
  shares outstanding                         2,718,600            2,718,600
                                          ============         ============


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (dollars in thousands)

                                       For the Three        For the Three
                                       Months Ended         Months Ended
                                       September 30, 1999   September 30, 1998
                                       ------------------   ------------------
Operating activities:
  Net (loss) income                       $       (514)        $        414
  Adjustments to reconcile net (loss)
   income to cash flows from operating
   activities
    Loss (gain) on investments, net                375                 (921)
    Amortization of deferred debt
      issuance costs                                33                   33
                                          ------------         ------------
                                                  (106)                (474)
  Changes in non-cash working capital
   balances
    Receivables                                    (97)                 (26)
    Interest receivable                           (350)                 (76)
    Due from affiliates                              -               (1,200)
    Interest payable                               408                 (892)
    Accounts payable and accrued
      liabilities                                  (77)                  41
                                          ------------         ------------
                                                  (222)              (2,627)

  Purchase of trading securities                     -                 (113)
  Proceeds from sales of trading
    securities                                       -                4,222
                                          ------------         ------------
        Net cash (used in) provided
          by operating activities                 (222)               1,482
                                          ------------         ------------

Investing activities:
        Net cash from
          investing activities                       -                    -
                                          ------------         ------------

Financing activities:
  Decrease in note payable                           -               (2,526)
                                          ------------         ------------
        Net cash used in financing
          activities                                 -               (2,526)
                                          ------------         ------------

Net change in cash and cash
  equivalents                                     (222)              (1,044)
Cash and cash equivalents, beginning
  of period                                      4,280                3,699
                                          ------------         ------------
Cash and cash equivalents, end of
  period                                  $      4,058         $      2,655
                                          ============         ============
Cash paid during the period for:
  Interest expense                        $          -         $      1,424
  Income taxes                            $          1         $          1


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                                 (Unaudited)

Note 1.  Basis of Presentation
------------------------------

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the three months ended September 30, 1999 were of a normal, recurring nature. The amounts presented for the three months ended September 30, 1999 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 1999, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the three months ended September 30, 1999 and 1998, respectively. The weighted average number of shares outstanding was 2,718,600 for the three months ended September 30, 1999 and 1998, respectively.

Diluted earnings per share takes into account common shares outstanding and potentially dilutive common shares. Warrants have not been reflected as exercised for purposes of computing the diluted earnings per share for the three months ended September 30, 1998 because their exercise price was greater than their market price.

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

The Corporation fully settled its loan portfolio during the fiscal year ended June 30, 1999, and had no loan commitments at September 30, 1999. The Corporation's loan portfolio aggregated $2.1 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from a defaulting borrower at September 30, 1998.

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the three months ended September 30, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended September 30, 1999
-------------------------------------------------------------

Revenues for the three months ended September 30, 1999 decreased to $0.1 million from $1.2 million for the comparative period of 1998, primarily as a result of a net loss of $0.4 million recognized on securities during the current period. In the three months ended September 30, 1998, the Corporation recognized a net gain of $0.9 million on securities. Revenues from interest and loan fees increased to $0.4 million for the three months ended September 30, 1999 from $0.2 million for the three months ended September 30, 1998, as a result of interest on an outstanding note. Revenues from dividends and other activities were $0.1 million for the three months ended September 30, 1999 and 1998, respectively.

Costs and expenses for the three months ended September 30, 1999 decreased to $0.6 million from $0.8 million for the three months ended September 30, 1998, as a result of a reduction in interest expense and lower general and administrative expenses. General and administrative expenses decreased to $0.2 million for the three months ended September 30, 1999 from $0.3 million for the three months ended September 30, 1998.

Interest expense decreased to $0.4 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998, because of a lower interest rate on the Corporation's long-term debt resulting from a restructuring of such debt.

No income tax provision was recognized for the three months ended September 30, 1999 and 1998, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the three months ended September 30, 1999, the Company reported a net loss of $0.5 million, or $0.22 per share, compared to net earnings of $0.4 million, or $0.12 per share, for the three months ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at September 30, 1999 were $4.1 million, a decrease of $0.2 million from June 30, 1999.

Cash used by operating activities for the three months ended September 30, 1999 was $0.2 million, compared to cash provided by operating activities of $1.5 million for the three months ended September 30, 1998. Net sales of trading securities provided cash of $4.1 million in the three months ended September 30, 1998. A decrease in accounts payable and accrued liabilities used cash of $0.1 million in the three months ended September 30, 1999, compared to an increase in same providing cash of $41,000 in the three months ended September 30, 1998. An increase in receivables used cash of $0.1 million in the three months ended September 30, 1999, compared to $26,000 in the three months ended September 30, 1998.

Investing activities had no effect on cash flows in the three months ended September 30, 1999 and 1998, respectively.

Financing activities had no effect on cash flows in the three months ended September 30, 1999. In the three months ended September 30, 1998, financing activities used cash of $2.5 million, primarily as a result of decreased indebtedness.

In August 1999, the Corporation entered into a debt restructuring agreement with the holder of its long-term debt, MFC Bancorp Ltd., pursuant to which the rate of interest on such debt was reduced to 5% per annum from 8.75% and the debt was secured by fixed liens upon the assets of the Corporation.

The Corporation anticipates that its cash, investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables
-------------------

The Corporation fully settled its loan portfolio during the fiscal year ended June 30, 1999, and had no loan commitments at September 30, 1999. The Corporation's loan portfolio aggregated $2.1 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from a defaulting borrower at September 30, 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Reference is made to the Corporation's annual report on Form 10-K for the year ended June 30, 1999 for information concerning market risk.

                          PART II.  OTHER INFORMATION
                                    -----------------

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the year ended June 30, 1999 for information concerning certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                           Description
-------                          -----------

  27               Article 5 - Financial Data Schedule for the 1st Quarter
                               2000 Form 10-Q.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 1999


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

                                EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------

  27                   Article 5 - Financial Data Schedule for the 1st Quarter
                                   2000 Form 10-Q.