Form 10-Q
period 1999-12-31
DRUMMOND FINANCIAL CORP
filed 2000-02-14
CIK 906549

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

               For the quarterly period ended December 31, 1999

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

                 Class                  Outstanding at February 10, 2000
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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                        DRUMMOND FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                 (Unaudited)

                        DRUMMOND FINANCIAL CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)
                            (dollars in thousands)


                                             December 31, 1999   June 30, 1999
                                             -----------------   -------------
                                    ASSETS

Cash and cash equivalents                        $     8,738      $     4,280
Finance receivables, net                                   -                -
Other receivables                                      5,745            5,450
Due from affiliates                                    1,559            3,080
Investments                                            9,416           12,172
Deferred debt issuance costs, net                        950            1,017
                                                 -----------      -----------
                                                 $    26,408      $    25,999
                                                 ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities         $        41      $       131
Interest payable                                         669              933
Accrued dividends payable                                300              149
Debt                                                  21,515           21,515
                                                 -----------      -----------
                                                      22,525           22,728

SHAREHOLDERS' EQUITY
Capital stock
   Preferred stock, $0.01 par value
      5,000,000 shares authorized
      3,000,000 shares issued and outstanding             30               30
   Additional paid-in capital                          5,970            5,970
                                                 -----------      -----------
                                                       6,000            6,000
                                                 -----------      -----------
   Common stock, $0.01 par value
      10,000,000 shares authorized
      2,718,600 shares issued and outstanding             27               27
   Additional paid-in capital                         14,727           14,727
                                                 -----------      -----------
                                                      14,754           14,754
                                                 -----------      -----------
Deficit                                              (16,871)         (17,483)
                                                 -----------      -----------
                                                       3,883            3,271
                                                 -----------      -----------
                                                 $    26,408      $    25,999
                                                 ===========      ===========


The accompanying notes are an integral part of these financial statements.

                       DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands, except per share amounts)


                                        For the Six          For the Six
                                        Months Ended         Months Ended
                                        December 31, 1999    December 31, 1998
                                        -----------------    -----------------
Revenue
   Interest and loan fee income            $       657          $       550
   Gain on securities                            1,317                  385
   Dividend and other                              154                  151
                                           -----------          -----------
                                                 2,128                1,086

Costs and expenses
   Interest                                        744                1,023
   Recovery of credit losses                         -                 (846)
   General and administrative                      620                  552
                                           -----------          -----------
                                                 1,364                  729
                                           -----------          -----------

Operating income                                   764                  357
Income tax expense                                   1                    1
                                           -----------          -----------
Net income                                         763                  356

Accumulated deficit, beginning of period       (17,483)             (17,519)
Dividends payable                                 (151)                (151)
                                           -----------          -----------
Accumulated deficit, end of period         $   (16,871)         $   (17,314)
                                           ===========          ===========

Earnings per share                         $      0.23          $      0.08
                                           ===========          ===========

Weighted average number of shares
 outstanding                                 2,718,600            2,718,600
                                           ===========          ===========


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
               (dollars in thousands, except per share amounts)


                                       For the Three         For the Three
                                       Months Ended          Months Ended
                                       December 31, 1999     December 31, 1998
                                       -----------------     -----------------
Revenue
   Interest and loan fee income           $       228           $       307
   Gain (loss) on securities                    1,692                  (536)
   Dividend and other                              78                    75
                                          -----------           -----------
                                                1,998                  (154)

Costs and expenses
   Interest                                       302                   491
   Recovery of credit losses                        -                  (846)
   General and administrative                     419                   259
                                          -----------           -----------
                                                  721                   (96)
                                          -----------           -----------

Net income (loss)                               1,277                   (58)

Accumulated deficit, beginning of period      (18,073)              (17,181)
Dividends payable                                 (75)                  (75)
                                          -----------           -----------
Accumulated deficit, end of period        $   (16,871)          $   (17,314)
                                          ===========           ===========

Earnings (loss) per share                 $      0.44           $     (0.05)
                                          ===========           ===========

Weighted average number of shares
 outstanding                                2,718,600             2,718,600
                                          ===========           ===========


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (dollars in thousands)


                                       For the Six           For the Six
                                       Months Ended          Months Ended
                                       December 31, 1999     December 31, 1998
                                       -----------------     -----------------
Operating activities:
   Net income                             $       763           $       356
   Adjustments to reconcile net income
    to net cash from operating
    activities
      Recovery of credit losses                     -                  (846)
      Gain on investments, net                 (1,317)                 (385)
      Amortization of deferred debt
       issuance costs                              67                    67
                                          -----------           -----------
                                                 (487)                 (808)
   Changes in non-cash working
    capital balances
      Receivables                                (197)               (1,551)
      Interest receivable                         (98)                 (254)
      Due from affiliates                       1,521                     -
      Interest payable                           (264)                 (435)
      Accounts payable and accrued
       liabilities                                (90)                  (12)
                                          -----------           -----------
                                                  385                (3,060)

   Purchase of trading securities              (1,300)               (3,619)
   Proceeds from sales of trading
    securities                                  5,373                 7,050
                                          -----------           -----------
         Net cash provided by operating
          activities                            4,458                   371
                                          -----------           -----------

Investing activities:
   Payments received on loan receivables            -                   846
   Decrease in note receivable, net                 -                   744
                                          -----------           -----------
         Net cash provided by investing
          activities                                -                 1,590
                                          -----------           -----------

Financing activities:
   Decrease in note payable                         -                (2,526)
                                          -----------           -----------
         Net cash used in financing
          activities                                -                (2,526)
                                          -----------           -----------

Net change in cash and cash equivalents         4,458                  (565)
Cash and cash equivalents, beginning
 of period                                      4,280                 3,699
                                          -----------           -----------
Cash and cash equivalents, end of period  $     8,738           $     3,134
                                          ===========           ===========

Cash paid during the period for:
   Interest expense                       $       941           $     1,458
   Income taxes                           $         1           $         1


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                              December 31, 1999
                                 (Unaudited)


Note 1.  Basis of Presentation
------------------------------

The accompanying financial statements of Drummond Financial Corporation
(the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the six months and three months ended December 31, 1999, respectively, were of a normal, recurring nature. The amounts presented for the six months and three months ended December 31, 1999, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 1999, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the six months and three months ended December 31, 1999 and 1998, respectively. The weighted average number of shares outstanding was 2,718,600 for the six months and three months ended December 31, 1999 and 1998, respectively.

Diluted earnings per share takes into account common shares outstanding and potentially dilutive common shares. Warrants have not been reflected as exercised for purposes of computing the diluted earnings per share for the six months ended December 31, 1998, respectively, because their exercise price was greater than their market price.

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

The Corporation fully settled its loan portfolio during the fiscal year ended June 30, 1999, and had no loan commitments at December 31, 1999. The Corporation's loan portfolio aggregated $1.3 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from a defaulting borrower at December 31, 1998.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the six months and three months ended December 31, 1999, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended December 31, 1999
----------------------------------------------------------

Revenues for the six months ended December 31, 1999 increased to $2.1 million from $1.1 million for the comparative period of 1998, primarily as a result of a net gain of $1.3 million recognized on securities during the current period. In the six months ended December 31, 1998, the Corporation recognized a net gain of $0.4 million on securities. Revenues from interest and loan fees increased to $0.7 million for the six months ended December 31, 1999 from $0.6 million for the six months ended December 31, 1998. Revenues from dividends and other activities were $0.2 million for the six months ended December 31, 1999 and 1998, respectively.

Costs and expenses for the six months ended December 31, 1999 increased to $1.4 million from $0.7 million for the comparative period of 1998. The Corporation had a recovery of credit losses of $0.8 million in the six months ended December 31, 1998 relating to amounts outstanding under a non-performing loan. General and administrative expenses were $0.6 million for the six months ended December 31, 1999 and 1998, respectively.

Interest expense decreased to $0.7 million for the six months ended December 31, 1999 from $1.0 million for the six months ended December 31, 1998, because of a lower interest rate on the Corporation's long-term debt resulting from a restructuring of such debt.

No income tax provision was recognized for the six months ended December 31, 1999 and 1998, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the six months ended December 31, 1999, the Company reported net income of $0.8 million, or $0.23 per share, compared to net earnings of $0.4 million, or $0.08 per share, for the six months ended December 31, 1998.

Results of Operations - Three Months Ended December 31, 1999
------------------------------------------------------------

Revenues for the three months ended December 31, 1999 were $2.0 million, compared to $(0.2) million for the comparative period of 1998. The Corporation recognized a net gain on securities of $1.7 million in the three months ended December 31, 1999, compared to a net loss on securities of $0.5 million in the three months ended December 31, 1998. Revenues from interest and loan fees decreased to $0.2 million for the three months ended December 31, 1999 from $0.3 million for the three months ended December 31, 1998. Revenues from dividends and other activities were $0.1 million for the three months ended December 31, 1999 and 1998, respectively.

Costs and expenses for the three months ended December 31, 1999 were $0.7 million, compared to $(0.1) million for the comparative period of 1998. The Corporation had a recovery of credit losses of $0.8 million in the three months ended December 31, 1998 relating to amounts outstanding under a non-performing loan. General and administrative expenses were $0.4 million for the three months ended December 31, 1999, compared to $0.3 million for the three months ended December 31, 1998.

Interest expense decreased to $0.3 million for the three months ended December 31, 1999 from $0.5 million for the three months ended December 31, 1998, because of a lower interest rate on the Corporation's long-term debt resulting from a restructuring of such debt.

For the three months ended December 31, 1999, the Company reported net income of $1.3 million, or $0.44 per share, compared to a net loss of $58,000, or $0.05 per share, for the three months ended December 31, 1998.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at December 31, 1999 were $8.7 million, an increase of $4.5 million from June 30, 1999.

Cash provided by operating activities in the six months ended December 31, 1999 was $4.5 million, compared to $0.4 million in the six months ended December 31, 1998. Net sales of trading securities provided cash of $4.1 million in the six months ended December 31, 1999, compared to $3.4 million in the six months ended December 31, 1998. Repayments on a loan to an affiliate provided cash of $1.5 million in the current period. An increase in receivables used cash of $0.2 million in the six months ended December 31, 1999, compared to $1.6 million in the six months ended December 31, 1998.

Investing activities had no effect on cash flows in the six months ended December 31, 1999, compared to providing cash of $1.6 million in the six months ended December 31, 1998. In the six months ended December 31, 1998, the Corporation collected $0.8 million from the estate of a defaulting borrower relating to a non-performing loan in the amount of $2.1 million. The borrower had filed a petition for bankruptcy and had ceased to operate. The Corporation also collected $0.7 million from the partial repayment of an outstanding note in the six months ended December 31, 1998.

Financing activities had no effect on cash flows in the six months ended December 31, 1999. In the six months ended December 31, 1998, financing activities used cash of $2.5 million as a result of a reduction in indebtedness.

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

Finance Receivables
-------------------

The Corporation fully settled its loan portfolio during the fiscal year ended June 30, 1999, and had no loan commitments at December 31, 1999. The Corporation's loan portfolio aggregated $1.3 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from a defaulting borrower at December 31, 1998.

Year 2000
---------

The Corporation has not experienced any difficulties associated with the changeover to the year 2000. While management of the Corporation believes that it took adequate steps to address the year 2000 issue, and the Corporation is not aware of any difficulties experienced by its clients associated with the changeover to the year 2000, there can be no assurance that difficulties associated with the year 2000 may not arise in the future.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                            Description
-------                           -----------

  27                Article 5 - Financial Data Schedule for the 2nd Quarter
                                2000 Form 10-Q.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2000


                             DRUMMOND FINANCIAL CORPORATION

                             By:   /s/ Michael J. Smith
                                 -----------------------------------------
                                 Michael J. Smith, President, Chief
                                 Executive Officer and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

  27                Article 5 - Financial Data Schedule for the 2nd Quarter
                                2000 Form 10-Q.