Form 10-Q
period 2000-03-31
DRUMMOND FINANCIAL CORP
filed 2000-05-12
CIK 906549

=============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                               (41 22) 818 2999
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                 Class                  Outstanding at May 9, 2000
                 -----                  --------------------------------

          Common Stock, $0.01                      2,718,600
               par value


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


                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                        DRUMMOND FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                  (Unaudited)

                        DRUMMOND FINANCIAL CORPORATION
                         Consolidated Balance Sheets
                                 (Unaudited)
                            (dollars in thousands)

                                             March 31, 2000    June 30, 1999
                                             --------------    -------------
                                    ASSETS

Cash and cash equivalents                      $     8,553      $     4,280
Finance receivables, net                                 -                -
Other receivables                                    5,846            5,450
Due from affiliates                                  1,430            3,080
Investments                                          9,597           12,172
Deferred debt issuance costs, net                      917            1,017
                                               -----------      -----------
                                               $    26,343      $    25,999
                                               ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities       $       194      $       131
Interest payable                                       938              933
Accrued dividends payable                               74              149
Debt                                                21,515           21,515
                                               -----------      -----------
                                                    22,721           22,728

SHAREHOLDERS' EQUITY
Capital stock
   Preferred stock, $0.01 par value
      5,000,000 shares authorized
      3,000,000 shares issued and outstanding           30               30
   Additional paid-in capital                        5,970            5,970
                                               -----------      -----------
                                                     6,000            6,000
                                               -----------      -----------
   Common stock, $0.01 par value
      10,000,000 shares authorized
      2,718,600 shares issued and outstanding           27               27
   Additional paid-in capital                       14,727           14,727
                                               -----------      -----------
                                                    14,754           14,754
                                               -----------      -----------
Deficit                                            (17,132)         (17,483)
                                               -----------      -----------
                                                     3,622            3,271
                                               -----------      -----------
                                               $    26,343      $    25,999
                                               ===========      ===========


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                      Consolidated Statements of Operations
                                  (Unaudited)
                 (dollars in thousands, except per share amounts)

                                        For the Nine          For the Nine
                                        Months Ended          Months Ended
                                        March 31, 2000        March 31, 1999
                                        --------------        --------------
Revenue
   Interest and loan fee income            $       880          $       733
   Gain on securities                            1,499                  475
   Dividend and other                              227                  225
                                           -----------          -----------
                                                 2,606                1,433

Costs and expenses
   Interest                                      1,047                1,526
   Recovery of credit losses                         -                 (846)
   General and administrative                      982                  755
                                           -----------          -----------
                                                 2,029                1,435
                                           -----------          -----------

Income (loss) before income tax expense            577                   (2)
Income tax expense                                   1                    1
                                           -----------          -----------
Net income (loss)                                  576                   (3)

Accumulated deficit, beginning of period       (17,483)             (17,519)
Dividends paid and payable                        (225)                (225)
                                           -----------          -----------
Accumulated deficit, end of period         $   (17,132)         $   (17,747)
                                           ===========          ===========

Earnings (loss) per share                  $      0.13          $     (0.08)
                                           ===========          ===========

Weighted average number of shares
  outstanding                                2,718,600            2,718,600
                                           ===========          ===========


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)
                (dollars in thousands, except per share amounts)

                                       For the Three         For the Three
                                       Months Ended          Months Ended
                                       March 31, 2000        March 31, 1999
                                       --------------        --------------
Revenue
   Interest and loan fee income           $       223           $       183
   Gain on securities                             182                    90
   Dividend and other                              73                    74
                                          -----------           -----------
                                                  478                   347

Costs and expenses
   Interest                                       303                   503
   General and administrative                     362                   203
                                          -----------           -----------
                                                  665                   706
                                          -----------           -----------

Net loss                                         (187)                 (359)

Accumulated deficit, beginning of period      (16,871)              (17,314)
Dividends payable                                 (74)                  (74)
                                          -----------           -----------
Accumulated deficit, end of period        $   (17,132)          $   (17,747)
                                          ===========           ===========

Loss per share                            $     (0.10)          $     (0.16)
                                          ===========           ===========

Weighted average number of shares
  outstanding                               2,718,600             2,718,600
                                          ===========           ===========


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (dollars in thousands)

                                       For the Nine           For the Nine
                                       Months Ended           Months Ended
                                       March 31, 2000         March 31, 1999
                                       --------------         --------------
Operating activities:
   Net income (loss)                      $       577           $        (3)
   Adjustments to reconcile net income
     (loss) to net cash from operating
     activities
      Recovery of credit losses                     -                  (846)
      Gain on investments, net                 (1,499)                 (475)
      Amortization of deferred debt
        issuance costs                            100                    99
                                          -----------           -----------
                                                 (822)               (1,225)
   Changes in non-cash working
     capital balances
      Receivables                                 (93)                   24
      Interest receivable                        (495)                 (180)
      Due from affiliates                         870                (2,300)
      Interest payable                              5                    29
      Accounts payable and accrued
        liabilities                                63                    (8)
                                          -----------           -----------
                                                  472                (3,660)

   Purchase of trading securities                (328)               (3,619)
   Proceeds from sales of trading
     securities                                 5,373                 7,050
                                          -----------           -----------
         Net cash provided by (used in)
           operating activities                 4,573                  (229)
                                          -----------           -----------

Investing activities:
   Payments received on loan receivables            -                   846
   Decrease in note receivable, net                 -                 3,119
                                          -----------           -----------
         Net cash provided by investing
           activities                               -                 3,965
                                          -----------           -----------

Financing activities:
   Decrease in note payable                         -                (2,526)
   Dividend                                      (300)                 (300)
                                          -----------           -----------
         Net cash used in financing
           activities                            (300)               (2,826)
                                          -----------           -----------

Net change in cash and cash equivalents         4,273                   910
Cash and cash equivalents, beginning
  of period                                     4,280                 3,699
                                          -----------           -----------
Cash and cash equivalents, end of period  $     8,553           $     4,609
                                          ===========           ===========

Cash paid during the period for:
   Interest expense                       $     1,002           $     1,496
   Income taxes                           $         1           $         1


  The accompanying notes are an integral part of these financial statements.

                        DRUMMOND FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 2000
                                  (Unaudited)


Note 1.  Basis of Presentation
------------------------------

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the nine months and three months ended March 31, 2000, respectively, were of a normal, recurring nature. The amounts presented for the nine months and three months ended March 31, 2000, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 1999, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the nine months and three months ended March 31, 2000 and 1999, respectively. The weighted average number of shares outstanding was 2,718,600 for the nine months and three months ended March 31, 2000 and 1999, respectively.

Diluted earnings per share takes into account common shares outstanding and potentially dilutive common shares. Warrants have not been reflected as exercised for purposes of computing the diluted earnings per share for the nine months ended March 31, 1999 because their exercise price was greater than their market price.

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

The Corporation fully settled its loan portfolio during the fiscal year ended June 30, 1999, and had no loan commitments at March 31, 2000. The Corporation's loan portfolio aggregated $1.3 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from a defaulting borrower at March 31, 1999.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the nine months and three months ended March 31, 2000, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended March 31, 2000
--------------------------------------------------------

Revenues for the nine months ended March 31, 2000 increased to $2.6 million from $1.4 million for the comparative period of 1999, primarily as a result of a net gain of $1.5 million recognized on securities during the current period. In the nine months ended March 31, 1999, the Corporation recognized a net gain on securities of $0.5 million. Revenues from interest and loan fees increased to $0.9 million for the nine months ended March 31, 2000 from $0.7 million for the nine months ended March 31, 1999. Revenues from dividends and other activities were $0.2 million for the nine months ended March 31, 2000 and 1999, respectively.

Costs and expenses for the nine months ended March 31, 2000 increased to $2.0 million from $1.4 million for the comparative period of 1999. The Corporation had a recovery of credit losses of $0.8 million in the nine months ended March 31, 1999 relating to amounts outstanding under a non-performing loan. General and administrative expenses were $1.0 million for the nine months ended March 31, 2000, compared to $0.8 million for the comparative period of 1999.

Interest expense decreased to $1.0 million for the nine months ended March 31, 2000 from $1.5 million for the nine months ended March 31, 1999, as a result of a lower interest rate on the Corporation's long-term debt resulting from a restructuring of such debt.

No income tax provision was recognized for the nine months ended March 31, 2000 and 1999, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the nine months ended March 31, 2000, the Corporation reported net income of $0.6 million, or $0.13 per share, compared to a net loss of $3,000, or $0.08 per share, for the nine months ended March 31, 1999.

Results of Operations - Three Months Ended March 31, 2000
---------------------------------------------------------

Revenues for the three months ended March 31, 2000 were $0.5 million, compared to $0.3 million for the comparative period of 1999. The Corporation recognized a net gain on securities of $0.2 million in the three months ended March 31, 2000, compared to $0.1 million in the three months ended March 31, 1999. Revenues from interest and loan fees were $0.2 million and revenues from dividends and other activities were $0.1 million for the three months ended March 31, 2000 and 1999, respectively.

Costs and expenses were $0.7 million for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses were $0.4 million for the three months ended March 31, 2000, compared to $0.2 million for the three months ended March 31, 1999.

Interest expense decreased to $0.3 million for the three months ended March 31, 2000 from $0.5 million for the three months ended March 31, 1999, as a result of a lower interest rate on the Corporation's long-term debt resulting from a restructuring of such debt.

For the three months ended March 31, 2000, the Corporation reported a net loss of $0.2 million, or $0.10 per share, compared to $0.4 million, or $0.16 per share, for the three months ended March 31, 1999.

Liquidity and Capital Resources
-------------------------------

The Corporation's cash and cash equivalents at March 31, 2000 were $8.6 million, an increase of $4.3 million from June 30, 1999.

Operating activities provided cash of $4.6 million in the nine months ended March 31, 2000, compared to using cash of $0.2 million in the nine months ended March 31, 1999. Net sales of trading securities provided cash of $5.0 million in the nine months ended March 31, 2000, compared to $3.4 million in the nine months ended March 31, 1999. Repayments on a loan due from an affiliate provided cash of $0.9 million in the current period, compared to a loan to an affiliate using cash of $2.3 million in the nine months ended March 31, 1999.

Investing activities had no effect on cash flows in the nine months ended March 31, 2000, compared to providing cash of $4.0 million in the nine months ended March 31, 1999. In the nine months ended March 31, 1999, the Corporation collected $0.8 million from the estate of a defaulting borrower relating to a non-performing loan in the amount of $2.1 million. The borrower had filed a petition for bankruptcy and had ceased to operate. The Corporation also collected $3.1 million from the partial repayment of an outstanding note in the nine months ended March 31, 1999.

Financing activities used cash of $0.3 million in the nine months ended March 31, 2000, compared to $2.8 million in the nine months ended March 31, 1999. The payment of dividends used cash of $0.3 million in the nine months ended March 31, 2000 and 1999, respectively. Decreased indebtedness used cash of $2.5 million in the nine months ended March 31, 1999.

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

Finance Receivables
-------------------

The Corporation fully settled its loan portfolio during the fiscal year ended June 30, 1999, and had no loan commitments at March 31, 2000. The Corporation's loan portfolio aggregated $1.3 million in finance receivables (principal plus interest and reimbursable costs less unamortized commitment fees) due from a defaulting borrower at March 31, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its annual meeting of shareholders on January 14, 2000. At the meeting, Young Soo Ko was re-elected a Class I director of the Corporation for a three year term to serve until the annual meeting of shareholders to be held following the fiscal year ending June 30, 2002, or until his successor is elected and qualified. Of the shares eligible for voting at the meeting, 4,965,021 shares were voted for Mr. Ko's re-election, 142,800 shares were voted against his re-election or were withheld from voting and there were no abstentions and broker non-votes. Michael J. Smith and Oq-Hyun Chin continued their terms as directors of the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                             Description
-------                            -----------

  27                 Article 5 - Financial Data Schedule for the 3rd Quarter
                     2000 Form 10-Q.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2000


                           DRUMMOND FINANCIAL CORPORATION

                           By:   /s/ Michael J. Smith
                               ------------------------------------------
                               Michael J. Smith, President, Chief
                               Executive Officer and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

  27                Article 5 - Financial Data Schedule for the 3rd Quarter
                    2000 Form 10-Q.