Form 10-K405
period 2000-06-30
DRUMMOND FINANCIAL CORP
filed 2000-09-28
CIK 906549

==========================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $148,368 as of September 25, 2000, computed on the basis of the closing price on such date.

The number of shares outstanding of the Registrant's Common Stock as of September 25, 2000 was 2,718,600.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Proxy Statement to be filed within 120 days of the fiscal year ended June 30, 2000 are incorporated by reference into Part III.

==========================================================================

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

                                TABLE OF CONTENTS
                                                                      PAGE
                                                                      ----

                                    PART I

ITEM 1.     BUSINESS                                                   4

ITEM 2.     PROPERTIES                                                 5

ITEM 3.     LEGAL PROCEEDINGS                                          5

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        5

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                        6

ITEM 6.     SELECTED FINANCIAL DATA                                    7

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                               11

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               12

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                       12

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        12

ITEM 11.    EXECUTIVE COMPENSATION                                    12

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                            13

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            13

                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K                                       14

SIGNATURES                                                            33

                                    PART I
ITEM 1.     BUSINESS

The Corporation

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

General

The Corporation operates in the financial services business internationally, engaging primarily in merchant banking activities. The Corporation's merchant banking activities include seeking controlling interests in businesses or assets which the Corporation believes are undervalued. The Corporation was previously engaged in asset-based commercial lending, which primarily involved the administration and realization of an existing loan portfolio comprised of loans to emerging companies.

During fiscal 1999, the Corporation collected $1.1 million from a defaulting borrower and fully settled its loan portfolio. As at and from June 30, 1999, the Corporation had no loan commitments or finance receivables.

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

Competition

The Corporation competes against investment banks, merchant banks and other investment managers for appropriate investments. This business is highly competitive and is subject to fluctuations based upon many factors over which the Corporation has no control, such as the condition of public markets, interest rates and the state of capital markets. Many of the Corporation's competitors are national or international companies with far greater resources, capital and access to information than the Corporation. As a result, the Corporation may become involved in transactions with more risk than if it had greater resources.

While the Corporation has nominally competed with commercial banks, leasing companies and asset-based lenders with respect to its asset-based lending activities, its primary competitors have been venture capital firms which also invest in emerging growth companies.

As at June 30, 2000, the Corporation had one employee.

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

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(a) Market Information. In March 1997, the Corporation's common stock was listed and posted for trading on the Vancouver Stock Exchange (now known as the Canadian Venture Exchange) under the trading symbol "DFC.U". Since August 1995, the Corporation's common stock has been quoted on the OTC Bulletin Board under the trading symbol "DFCU".

The following table sets forth the high and low sales prices per share of the Corporation's common stock on the OTC Bulletin Board for the periods indicated:

Fiscal Quarter Ended                               High                Low
--------------------                               ----                ---
1998
September 30                                       0.25               0.07
December 31                                        0.40               0.07

1999
March 31                                           0.31               0.19
June 30                                            0.31               0.16
September 30                                       0.34               0.16
December 31                                        0.37               0.25

2000
March 31                                           0.50               0.25
June 30                                            0.96               0.19
Period Ended September 25                          0.37               0.24

(b) Shareholders. As of September 25, 2000, there were approximately 36 holders of record of the Corporation's common stock.

(c) Dividends. The Corporation has not paid any dividends on its common stock and the directors do not contemplate the payment of such dividends.

ITEM 6.     SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the last five fiscal years ended June 30, 2000. The information in the table was extracted from the more detailed consolidated financial statements and related notes included herein and should be read in conjunction with such financial statements and related notes.

                                        Year Ended June 30,
                                ---------------------------------------
                                2000     1999     1998     1997    1996
                                ----     ----     ----     ----    ----
                        (dollars in thousands, except per share amounts)
OPERATING DATA
Revenues                     $ 2,650  $ 2,297  $ 1,354  $ 4,253 $ 7,067
Expenses                       2,541    1,960    3,540    4,602   5,388
Income (loss) from
  continuing operations          108      336   (2,607)    (639)  1,678
Net income (loss)                108      336   (2,122)   2,338   1,791

COMMON SHARE DATA<F1>
Income (loss) from continuing
  operations per common share
                               (0.07)    0.01    (1.07)   (0.35)   0.62
Net income (loss) per
  common share                 (0.07)    0.01    (0.89)    0.74    0.66
Weighted average common shares
  outstanding (in thousands)   2,719    2,719    2,719    2,719   2,719

BALANCE SHEET DATA
Total assets                  26,000   25,999   29,535   31,560  48,310
Long-term obligations         21,515   21,515   21,515   23,002  42,047
Total stockholders' equity     3,079    3,271    3,235    5,657   3,641
-------------------

<F1>
Basic and diluted common share data is the same.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Corporation for the three fiscal years ended June 30, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations

Year Ended June 30, 2000 Compared to the Year Ended June 30, 1999

Revenues for the year ended June 30, 2000 increased to $2.7 million from $2.3 million for the year ended June 30, 1999, primarily as a result of a net gain on sales of investments. Revenues from interest and loan fees increased slightly to $1.1 million for the year ended June 30, 2000 from $1.0 million for the year ended June 30, 1999. Revenues from dividends and other activities were $0.3 million in the years ended June 30, 2000 and 1999.

Costs and expenses for the year ended June 30, 2000 increased to $2.5 million from $2.0 million for the year ended June 30, 1999, primarily as a result of lower costs in 1999 resulting from recovery of credit loss in the year. General and administrative expenses increased slightly to $1.2 million for the year ended June 30, 2000 from $1.1 million for the year ended June 30, 1999.

Interest expense decreased to $1.3 million for the year ended June 30, 2000 from $2.0 million for the year ended June 30, 1999, primarily as a result of a reduction in the interest rate on indebtedness. Interest on the Corporation's long-term debt was accrued at the rate of approximately 5.65% per annum for the year ended June 30, 2000, compared to approximately 8.63% per annum for the year ended June 30, 1999.

No income tax provision was recognized for the years ended June 30, 2000 and 1999, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

Net income for the year ended June 30, 2000 was $0.1 million, or $0.07 loss per common share, compared to a net income of $0.3 million, or $0.01 per common share, for the year ended June 30, 1999.

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

Liquidity and Capital Resources

The Corporation's cash and cash equivalents at June 30, 2000 were $6.2 million, an increase of $2.0 million from June 30, 1999.

Cash provided by operating activities for the year ended June 30, 2000 was $4.3 million, compared to $1.4 million used in the year ended June 30, 1999. Cash used by operating activities before activities in trading securities was $0.8 million in the year ended June 30, 2000, compared to $5.4 million in the year ended June 30, 1999. A decrease in accounts payable and accrued liabilities used cash of $81,000 in the year ended June 30, 2000, compared to $0.6 million in the year ended June 30, 1999. An increase in receivables used cash of $0.7 million in the year ended June 30, 2000, compared to $0.4 million in the year ended June 30, 1999. Repayment of a loan from an affiliate provided cash of $0.9 million in the year ended June 30, 2000. Net sales of trading securities provided cash of $5.0 million in the year ended June 30, 2000, compared to $4.1 million in the year ended June 30, 1999.

Investing activities for the year ended June 30, 2000 used cash of $2.1 million, compared to $4.8 million provided for the year ended June 30, 1999. Collections on loan receivables provided cash of $1.1 million in the year ended June 30, 1999. No new loans were made since June 30, 1999. In the year ended June 30, 2000, a net increase in notes receivable used cash of $2.1 million, compared to a net decrease in same providing cash of $3.6 million in the year ended June 30, 1999.

Financing activities for the year ended June 30, 2000 used cash of $0.3 million, as a result of the payment of dividends on preferred shares. For the year ended June 30, 1999, financing activities used cash of $2.8 million, primarily as a result of partial repayment of an outstanding loan.

During the year ended June 30, 2000, the Corporation entered into a debt restructuring agreement with MFC Bancorp Ltd. whereby interest on a promissory note was reduced from 8.75% to 5% per annum and the promissory note was secured by way of a general security agreement and securities pledge agreement on the assets of the Corporation.

The Corporation anticipates that its cash, investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables

The Corporation fully settled its loan portfolio during fiscal 1999 and since then it has had no loan commitments or finance receivables
(principal plus interest and reimbursable costs less unamortized commitment fees).

Year 2000

The Corporation did not experience any difficulties associated with the changeover to the year 2000. While management of the Corporation believes that it took adequate steps to address the year 2000 issue, and are not aware of any difficulties experienced by the Corporation's clients associated with the changeover to the year 2000, there can be no assurance that difficulties associated with the year 2000 may not arise in the future.

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

Interest Rate Risk

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. The Corporation's financial instruments which may be sensitive to interest rate fluctuations are investments, note receivable and debt obligations. The following table provides information about the Corporation's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at June 30, 2000 and 1999 and expected cash flows from these instruments:

Year ended June 30, 2000

                                        Expected Future Cash Flow
                                        -------------------------
                    Carrying  Fair
                     Value    Value      2001     2002   2003    2004    2005
    Thereafter                    --------  -----      ----     ----   ----    ----    ----    ----------
                                             (in thousands)
Investments<F1>     $ 9,371   $ 9,371 $ 3,371    $  -  $  -   $  -   $  -      $ 6,000
Notes receivable      6,689     6,689   6,689       -     -      -      -           -
Debt obligations<F2> 21,515    21,515       -       -     -      -      -     21,515
----------

<F1>
Investments consist of debt securities and fixed yield securities.

<F2>
Debt obligations consist of a promissory note bearing interest at 5.00% per annum and maturing on July 31, 2008.


Year ended June 30, 1999

                                      Expected Future Cash Flow
                                      -------------------------
                   Carrying    Fair
                     Value     Value      2000  2001    2002    2003    2004
Thereafter
                   --------    -----      ----  ----    ----    ----    ----
----------
                                            (in thousands)
Investments<F1>     $ 7,775   $ 7,775  $ 1,775  $  -   $  -   $  -   $  -
$    6,000
Notes receivable      4,617     4,617    4,617     -      -      -      -
         -
Debt obligations<F2> 21,515    21,515        -     -      -      -      -
     21,515
-----------

<F1>   Investments consist of debt securities and fixed yield securities.
<F2>   Debt obligations consist of a promissory note bearing interest at
       8.75% per annum and maturing on July 31, 2008.


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

Year ended June 30, 2000


                                   Expected Future Cash Flow
                                   -------------------------
               Carrying    Fair
                 Value     Value      2001    2002    2003    2004    2005
 Thereafter
               --------    -----      ----    ----    ----    ----    ----
----------
                                        (in thousands)
Investments<F1> $ 1,701  $ 1,701   $ 1,701    $  -   $  -   $  -   $  -   $
         -
----------

<F1>
Investments consist of equity securities.


Year ended June 30, 1999

                                  Expected Future Cash Flow
                                  -------------------------
               Carrying    Fair
                 Value     Value      2000    2001    2002    2003    2004
Thereafter
               --------    -----      ----    ----    ----    ----    ----
 ----------
                                        (in thousands)
Investments<F1> $ 4,397  $ 4,397   $ 4,397    $  -   $  -   $  -   $  -   $
         -
----------

<F1>
Investments consist of equity securities.


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

                4.3  Third Supplemental Indenture among Drummond Financial
                     Corporation, Harris Trust Company of New York and The
                     Bank of Nova Scotia Trust Company of New York dated
                     for reference May 13, 1997.  Incorporated by
                     reference to Form 10-KSB dated September 24, 1997.
                4.4  Fourth Supplemental Indenture among Drummond
                     Financial Corporation, The Bank of Nova Scotia Trust
                     Company of New York and Drummond Financial (B.C.)
                     Ltd. dated for reference February 4, 1998.
                     Incorporated by reference to Form10-KSB dated
                     September 28, 1998.
               10.1  1993 Stock Option Plan.  Incorporated by
                     reference to Form S-1 filed June 7, 1993.
               10.2  Profit Sharing Plan.  Incorporated by reference to
                     Amendment No. 1 to Form S-1 filed July 26, 1993.
               10.3  Debt Restructuring Agreement between MFC Bancorp Ltd.
                     and Drummond Financial Corporation dated August 30,
                     1999.  Incorporated by reference to Form 10-K dated
                     September 24, 1999.
               21    List of subsidiaries of the Registrant.
               27    Article 5 - Financial Data Schedule for year ended
                     June 30, 2000 - Form 10-K.

(b)     Reports on Form 8-K

None.

                        DRUMMOND FINANCIAL CORPORATION


                       CONSOLIDATED FINANCIAL STATEMENTS


                                JUNE 30, 2000

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders of
Drummond Financial Corporation


We have audited the consolidated balance sheets of Drummond Financial Corporation as at June 30, 2000 and 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and 1999 and the results of its operations and cash flows for the years ended June 30, 2000, 1999 and 1998 in accordance with generally accepted accounting principles in the United States of America.



                                                    Davidson & Company
Vancouver, Canada                                   Chartered Accountants

September 18, 2000

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars stated in thousands)
AS AT JUNE 30

==========================================================================

                                                          2000        1999
--------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                            $   6,238   $   4,280

Other receivables (Note 5)                               9,508       5,450

Due from affiliates                                          -       3,080

Investments (Note 6)                                     9,371      12,172

Deferred debt issuance costs, net of accumulated
  amortization of $730 (1999 - $597)                       883       1,017
                                                     ---------   ---------
                                                     $  26,000   $  25,999
==========================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities            $      50   $     131

Interest payable                                        1,207         933

Accrued dividends payable                                 149         149

Debt (Note 8)                                          21,515      21,515
                                                    ---------   ---------
                                                       22,921      22,728
                                                    ---------   ---------
Shareholders' equity (Note 9)
   Capital stock
      Preferred stock, $0.01 par value
         5,000,000 shares authorized
         3,000,000 shares issued and outstanding
           at June 30, 2000 and 1999                       30          30
   Additional paid-in capital                           5,970       5,970
                                                    ---------   ---------
                                                        6,000       6,000
                                                    ---------   ---------
   Common stock, $0.01 par value
      10,000,000 shares authorized
      2,718,600 shares issued and outstanding at
        June 30, 2000 and 1999                             27          27
   Additional paid-in capital                          14,727      14,727
                                                    ---------   ---------
                                                       14,754      14,754

Deficit                                               (17,675)    (17,483)
                                                    ---------   ---------
                                                        3,079       3,271
                                                    ---------   ---------
                                                    $  26,000   $  25,999
==========================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars stated in thousands; except per share amounts)
YEAR ENDED JUNE 30

========================================================================
                                       2000           1999          1998
------------------------------------------------------------------------

REVENUE
   Interest and loan fees        $    1,075     $      993    $    1,405
   (Loss) gain on investments,
     net                              1,272          1,004          (507)
   Dividend income                      300            300           300
   Other                                  3              -           156
                                 ----------     ----------    ----------
                                      2,650          2,297         1,354
                                 ----------     ----------    ----------
COST AND EXPENSES
   Interest                           1,349          2,029         2,470
   Recovery of credit losses              -         (1,139)         (360)
   General and administrative         1,192          1,070         1,430
                                 ----------     ----------    ----------
                                      2,541          1,960         3,540
                                 ----------     ----------    ----------
Equity in loss of investee                -              -          (420)
                                 ----------     ----------    ----------
Income (loss) from operations           109            337        (2,606)

Income tax expense                       (1)            (1)           (1)
                                 ----------     ----------    ----------
Income (loss)  before
  extraordinary gain                    108            336        (2,607)

Extraordinary gain on early
  extinguishment of debt,
    net of $Nil provision for
    income taxes for 2000, 1999
    and 1998                              -              -           485
                                 ----------     ----------    ----------
Net income (loss) for the year   $      108     $      336    $   (2,122)
========================================================================

Basic earnings (loss) per share
  Income (loss) before
    extraordinary gain           $    (0.07)    $     0.01    $    (1.07)
  Extraordinary gain                      -              -          0.18
                                 ----------     ----------    ----------
                                 $    (0.07)    $     0.01    $    (0.89)
========================================================================

Weighted average number of
  shares outstanding              2,718,600      2,718,600     2,718,600
========================================================================


    The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars stated in thousands)
YEAR ENDED JUNE 30

=========================================================================
                                       2000           1999           1998
-------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss) for the
     year                         $     108     $     336      $   (2,122)
   Adjustments to reconcile income
     (loss) to cash from operating
     activities:
     Extraordinary gain on early
       extinguishments of debt            -             -            (485)
     Loss (gain) on investments,
       net                           (1,272)       (1,004)            507
     Recovery of credit losses            -        (1,139)           (360)
     Equity loss of investee              -             -             420
     Amortization of deferred debt
       issuance costs                   134           134             138

   Changes in non-cash working
     capital balances:
     Interest receivable               (576)            -             976
     Commitment fees                      -             -             (25)
     Other receivable                  (168)         (407)         (1,605)
     Due from affiliate                 860        (2,300)           (239)
     Interest payable                   274          (416)            438
     Accounts payable and accrued
       liabilities                      (81)         (630)         (1,277)
     Other                                6             -               3
                                  ---------     ---------       ---------
                                       (715)       (5,426)         (3,631)

   Purchase of trading securities      (328)       (4,405)        (10,500)
   Proceeds from sales of trading
     securities                      5 ,373         8,480           6,197
                                  ---------     ---------       ---------
   Net cash provided by (used in)
     operating activities             4,330        (1,351)         (7,934)
                                  ---------     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Advances on loans                      -             -          (9,700)
   Payments collected on loans            -         1,139          17,407
   Decrease (increase) in notes
     receivable, net                 (2,072)        3,619          (3,407)
                                  ---------     ---------       ---------
   Net cash provided by (used in)
     investing activities            (2,072)        4,758           4,300
                                  ---------     ---------       ---------

     The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars stated in thousands)
YEAR ENDED JUNE 30

=========================================================================
                                         2000          1999          1998
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable, net                 $       -      $ (2,526)     $  7,000
  Purchase of treasury bond payable         -             -          (992)
  Dividends paid on preferred shares     (300)         (300)         (300)
                                    ---------     ---------     ---------
  Net cash provided by (used in)
    financing activities                 (300)       (2,826)        5,708
                                    ---------     ---------     ---------

Increase in cash and cash
  equivalents for the year              1,958           581         2,074


Cash and cash equivalents,
  beginning of year                     4,280         3,699         1,625
                                    ---------      --------      --------

Cash and cash equivalents,
  end of year                       $   6,238      $  4,280      $  3,699
=========================================================================

Cash paid during the year for:

  Interest expense                  $     941      $  2,311      $  1,915
  Income taxes                              1             1             1
=========================================================================

Supplemental disclosure with respect to non-cash investing and financing activities (Note 15)


      The accompanying notes are an integral part of these consolidated financial statements.

       22>

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars stated in thousands)

=========================================================================
         Preferred Stock                      Common Stock
         ---------------                      ------------

Total
                                 Additional                     Additional
Accum-
Share-
            Number                Paid-in      Number             Paid-in
lated   Treasury
holders
            of Shares   Amount    Capital   of Shares   Amount   Capital
Deficit   Stock
Equity
            ---------   ------  ----------  ---------   ------  ----------
-------  -------- -
-------
Balance at
  June 30,
  1997      3,000,000   $   30   $  5,970  4,264,000  $    43  $  17,767
$(15,097) $(3,056) $  5,657

Net loss for
  the year          -        -           -          -       -          -
(2,122)       -   (2,122)

            ---------  -------  ---------   --------  -------  ---------
-------- --------
Dividends
  paid and
  payable           -        -          -          -        -          -
(300)       -      (300)
           ----------  -------  ---------  ---------  -------  ---------
-------- --------  --------
Balance at
  June 30,
  1998      3,000,000       30      5,970  4,264,000       43     17,767
(17,519)  (3,056)    3,235

Net income
  for the
  year              -        -          -          -        -          -
336        -       336

Retirement
  of treasury
  stock             -        -          -  (1,545,400)    (16)    (3,040)
-     3,056        -

Dividends
  paid and
  payable           -        -          -           -       -          -
(300)       -      (300)
           ----------  -------  ---------  ----------  ------  ---------
-------- --------  --------

Balance at
  June 30,
  1999      3,000,000       30      5,970   2,718,600      27     14,727
(17,483)       -     3,271

Net income
  for the
  year              -        -          -           -       -          -
108        -       108

Dividends
  paid and
  payable           -        -          -           -       -          -
(300)       -      (300)
           ----------  -------  ---------  ----------  ------  ---------
-------- --------  --------

Balance
  at June 30,
  2000      3,000,000  $    30  $   5,970   2,718,600  $   27  $  14,727
$ (17,675) $    -  $   3,079
         ========  =====  =======  =======  ====  =======  ======= =====
=======


    The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000

==========================================================================

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


Cash and cash equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These are recorded at cost which approximates fair value based on the reported market value. Occasionally, the Company maintains cash balances at foreign financial institutions in excess of insured limits.


Financial instruments

The Company's financial instruments consist of cash and cash equivalents, other receivables, due from affiliates, investments, accounts payable and accrued liabilities, interest payable, note payable, accrued dividends payable and debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000

==========================================================================

3.     SIGNIFICANT ACCOUNTING POLICIES (continued.....)


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

Deferred debt issuance costs

Deferred debt issuance costs consist of underwriter's fees and expenses and other costs capitalized in connection with the Company's August 1993 debt offering. These costs are being amortized on a straight-line basis which approximates the interest method over the term of the related debt. The amortization is included in interest expense.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000

==========================================================================

3.     SIGNIFICANT ACCOUNTING POLICIES (continued.....)

Revenue recognition

Revenue consists principally of interest income from finance receivables, other receivables, temporary investments of cash and cash equivalents, and amortization of loan commitment fees, net of related costs, received in connection with the making of loans, as well as sales of trading securities. Interest income is recognized when earned using the interest method. The Company, as a general policy, suspends the recognition of income on loans which are more than 90 days contractually delinquent or earlier if the Company has material evidence of the borrower's inability to meet its commitments under the loan agreement (e.g. the borrower files for bankruptcy protection). The recognition of income is generally resumed, and suspended income is recognized as interest revenue, when the loan becomes contractually current or collection of suspended amounts is assured. Loan commitment fees, net of related costs, are deferred and recognized over the term of the loan using the interest method. For delinquent loans, amortization of the corresponding net loan commitment fees is suspended and subsequently resumed concurrently with the related recognition of interest income.

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

Warrants and options were not included in the computation of diluted earnings (loss) per share for the fiscal years because their exercise prices was greater than their market prices. There were no warrants nor options outstanding in the fiscal years 2000 and 1999.

Stock-based compensation

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

Comprehensive income

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity other than transactions with owners in their capacity as owners. The Company does not have any other comprehensive income during the years ended June 30, 2000, 1999 and 1998.

Comparative figures

Certain comparative figures have been reclassified to conform with the current year's presentation.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000

==========================================================================
4.     FINANCE RECEIVABLES

The Company engages in the asset-based commercial lending business. Generally, loans are due over periods of one to five years and are collateralized by security agreements on various types of equipment, commercial real estate, borrowers' eligible accounts receivable and inventory and other tangible assets. The loans generally earn interest at a major bank's (the "Bank") prime rate plus two to seven percent. The Company did not have any finance receivables outstanding as at June 30, 2000 and 1999.

The Company has established allowances for credit losses at June 30, 1999 and 1998 as follows:

==========================================================================
                                               1999                  1998
--------------------------------------------------------------------------

Balance, beginning of year                $   2,100             $   3,293
Recovery for the year                        (1,139)                 (360)
Charge-offs for the year, net                  (961)                 (833)
                                          ---------             ---------
Balance, end of year                      $       -             $   2,100
==========================================================================

At June 30, 2000 and 1999, the Company does not have any unfunded loan commitments.


5.     OTHER RECEIVABLES

==========================================================================
                                               2000                  1999
--------------------------------------------------------------------------

Notes receivable                          $   6,689             $   4,617
Accrued dividend receivable                     149                   149
Other receivables                             2,670                   684
                                          ---------             ---------
                                          $   9,508             $   5,450
==========================================================================

The carrying amount of the receivables approximates their fair value which is based on the discounted present value of their estimated future cash flows.


6.	INVESTMENTS

==========================================================================
                                               2000                  1999
--------------------------------------------------------------------------

Trading securities:
  Bonds and debentures                    $   1,670             $   1,775
  Equity securities                           1,701                 4,397
                                          ---------             ---------
                                              3,371                 6,172
Available-for-sale security                   6,000                 6,000
                                          ---------             ---------
                                          $   9,371             $  12,172
=========================================================================

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000


==========================================================================

6.     INVESTMENTS (continued...)

For the year ended June 30, 2000, the Company recognized an unrealized holding loss of $40,000 (1999 - $272,000 gain; 1998 - $186,000 loss) and a realized loss of $846,000 (1999 - $732,000 gain; 1998 - $321,000 loss) on sales of trading securities.

Available-for-sale securities consist of preferred shares in an affiliate. The preferred shares are stated at cost of $6,000,000 at June 30, 2000 and 1999 because there is no ready market for the shares. The carrying amount approximates their fair value which is based on their retractibility feature and dividend rate compared to market rate.


7.     INVESTMENT - AT EQUITY

As at June 30, 1998, the Company's investment was comprised of 1,070,320 shares of Ichor Corporation which represented 21.81% of the total outstanding shares. The Company has accounted for its investment using the equity method of accounting. During 1999, the Company sold the investment to an affiliate for consideration of 94% of the proceeds from the future sales by the affiliate of all or part of the investment on or before December 31, 2003. During 2000, 779,435 shares of Ichor Corporation were sold for an accounting gain of $2,158,000.


8.     DEBT

Under an indenture dated August 26, 1993 (the "Master Indenture") the Company was authorized to issue up to $500 million of unsecured, subordinated variable rate bonds (the "Bonds"). The Bonds could have been issued in series, each substantially identical in form pari passu in right and having substantially identical terms except for the date of issuance. The Company could not issue any subsequent series of Bonds unless no event of default under the Master Indenture had occurred or had been continuing with respect to any Bond previously issued within the 12 month period immediately preceding the date of issuance of such subsequent series, and not less than 75 percent of the net proceeds received from the issuance of the immediately preceding series of Bonds had been utilized or formally committed.

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

During the year ended June 30, 1998, $1,487,000 in aggregate principal amount of Bonds were repurchased, resulting in an extraordinary gain of $485,000. No repurchase had occurred in fiscal years 1999 and 2000.

In February 1998, MFC Bancorp Ltd. owned all of the Bonds, which had a face value of $21,515,000, as approved by a court order.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000


==========================================================================

8.     DEBT (cont'd...)

On January 25, 1999, MFC Bancorp Ltd. delivered all of the outstanding Bonds to the Company in exchange for a promissory note. The promissory note was to pay interest at 8.75% per annum payable semi-annually on January 25 and July 25 of each year and matures on July 31, 2008. In August 1999, The Company entered into a debt restructuring agreement with MFC Bancorp Ltd., pursuant to which the rate of interest is reduced to 5% per annum and the debt is secured by fixed liens upon the assets of the Company. The promissory note had a fair value of approximately $21,515,000 as of June 30, 2000 and 1999.


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

MFC Bancorp Ltd. owns directly and indirectly 49.4% (1999 - 49.4%) of the Company's Common Stock and 100% (1999 - 100%) of the Company's Preferred Stock.

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


10.     STOCK OPTION PLAN

In June 1993, the Board of Directors approved the adoption of the Stock Option Plan. Under the plan, substantially all employees, consultants and non-employee directors are eligible to receive options to purchase up to an aggregate of shares of the Company's common stock at exercise prices which cannot be less than the fair market value of the shares on the date the options are granted. The term of each option can be no more than 10 years. Non-employee directors of the Company can be granted options to purchase 25,000 shares of common stock on the date they become a director and additional options to purchase 3,500 shares of common stock are granted upon the completion of each full year of service and at the Annual Meeting of Shareholders thereafter. Information with respect to options granted under the plan is as follows:

==========================================================================
                                                           Exercise Price
                                                               Per Share
                                                 Number         (Not in
                                               of Shares      Thousands)
                                               ---------   --------------

Outstanding, June 30, 1997                        25,000          $1.88
  Expired                                        (25,000)         $1.88
                                                --------
Outstanding, June 30, 1998, 1999 and 2000              -
==========================================================================

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000

==========================================================================

10.     STOCK OPTION PLAN (continued)

At June 30, 2000, 1999 and 1998 options to purchase 375,000 shares of the Company's Common Stock are available for future grant. There were no options granted in either 2000, 1999 or 1998.

The disclosure requirements of FASB Statement No. 123 are effective for the Company's financial statements starting from the fiscal year ended June 30, 1997. No pro forma disclosures are presented because there have been no options granted after the fiscal year ended June 30, 1995.


11.     INCOME TAXES

There was no provision for income taxes for the years ended June 30, 2000, 1999 and 1998 (other than the payment of state minimum income tax of $1,000 each in 2000, 1999 and 1998).

Differences between the United States federal statutory and the Company's effective tax rates are as follows:

=========================================================================
                                  2000              1999             1998
-------------------------------------------------------------------------

United States federal statutory
  rate on income (loss) from
  operations                   $    37          $   114          $   (721)
Timing differences on credit
  losses                             -             (714)             (406)
Other                             (223)            (243)              315
Valuation allowance                186              843               812
                               -------          -------          --------
                               $     -          $     -          $      -
==========================================================================

The net deferred tax assets at June 30, 2000 and 1999 consist of the following:

==========================================================================
                                                    2000             1999
--------------------------------------------------------------------------

Net operating loss carryforwards               $   2,930        $   3,067
Other timing differences                             319              469
Valuation allowance                               (3,249)          (3,536)
                                               ---------        ---------
Deferred tax asset, net                        $       -        $       -
==========================================================================

At June 30, 2000, the Company has $9.0 million in net operating loss carryforwards for United States federal income tax purposes and $3.1 million for California income tax purposes. The carryforwards expire in the fiscal years ending in 2009 to 2019 for United States federal income tax purposes and 1999 to 2001 for California income tax purposes. Utilization of net operating loss carryforwards for United States federal income tax purposes may be limited by the Internal Revenue Code because of changes in the ownership of the Company.


12.     SEGMENTED INFORMATION

The Company conducted substantially all of its business of investment and merchant banking activities and asset-based commercial lending in North America as one business segment.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000

==========================================================================


13.     RELATED PARTY TRANSACTIONS

During the year ended June 30, 2000, the Company incurred $300,000  (1999
- $300,000; 1998 - $300,000) in fees payable to MFC Bancorp Ltd. and $300,000 (1999 - $300,000; 1998 - $300,000) to Logan International Corp.,
both of which have a common director with the Company. These fees were paid for the accounting and administration of the Company and reimbursement of office expenses. The Company also paid $Nil (1999 - $Nil; 1998 - $22,000) in consulting fees and expense reimbursements to a company which is owned and controlled by a former officer of the Company. During fiscal year 2000, the Company paid $300,000 (1999 - $300,000; 1998
- $300,000) of dividends on its preferred shares held by a subsidiary of MFC Bancorp Ltd. The Company also collected $300,000 (1999 - $300,000; 1998 - $300,000) of dividends on its investments in preferred shares issued by another subsidiary of MFC Bancorp Ltd. The Company has an amount of $Nil (1999 - $780,000; 1998 - $780,000) due from Ichor
Corporation. The Company also has an amount of $Nil (1999 - $2,300,000; 1998 - $Nil) due from a company which had a common director with the Company and the Company accrued $Nil (1999 - $82,000; 1998 - $Nil) in interest income thereon; and the amount due bears interest at the U.S. base rate plus 3% per annum, matures on December 31, 2001 and is secured by assets of the company.


14.     COMMITMENTS AND CONTINGENCIES

In February 1999, Gibralt Holdings Ltd. ("Gibralt") commenced proceedings in Delaware Chancery Court seeking access to certain records of the Company for the purpose of investigating alleged mismanagement. In May 1999, the Court granted Gibralt's application in part, allowing it access to some records. In September 1999, Gibralt commenced a putative derivative action in Delaware Chancery Court naming the Company, certain of its directors and officers and others as defendants. The claim has been filed in the form of a class action on behalf of shareholders, but has not received Court certification as such. Gibralt alleges that the defendants have breached certain fiduciary duties, engaged in self-dealing and failed in their disclosure obligations. The remedies sought by Gibralt include, among other things, recovery of funds, judgement for damages and certain other remedies that may be sought in the hearing of the claim. The Company believes Gibralt's claims to be entirely without merit and intends to vigorously defend against the lawsuit.


15.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CONSOLIDATED
        STATEMENT OF CASH FLOWS

Significant non-cash transactions in 2000 include:

a) The Company received securities with fair value of $972,060 as settlement of an amount due from Ichor Corporation plus related accrued interest.

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

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2000

==========================================================================

16.     DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY
        ACCEPTED ACCOUNTING PRINCIPLES

The Company's consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") which conform in all material respects with Canadian Generally Accepted Accounting Principles ("Canadian GAAP") except as set forth below:

==========================================================================
                                   June 30,       June 30,       June 30
                                      2000           1999           1998
--------------------------------------------------------------------------

Net income (loss) for the year
  in accordance with U.S. GAAP  $      108     $      336     $   (2,122)

Reconciliation                           -              -              -
                                ----------     ----------     ----------
Net income (loss) for the year
  in accordance with Canadian
  GAAP                                 108            336         (2,122)

Accumulated deficit, beginning
  of year                          (17,483)       (17,519)       (15,097)

Dividends paid and payable            (300)          (300)          (300)
                                ----------     ----------     ----------
Accumulated deficit, end of year
  in accordance with Canadian
  GAAP                          $  (17,675)     $ (17,483)    $  (17,519)
==========================================================================
Basic earnings (loss) per share
  in accordance with Canadian
  GAAP                          $    (0.07)     $    0.01     $    (0.89)
==========================================================================
Fully diluted earnings (loss)
  per share in accordance with
  Canadian GAAP                 $    (0.07)     $    0.01     $    (0.89)
==========================================================================

(a)     Investments

U.S. GAAP require that trading securities be carried at fair market value with holding gains and losses included in the net income or loss.
Warrants to acquire common stock for which a readily determinable fair market value is available and the Company has an unrestricted right to sell the warrant and/or underlying securities within one year are included in trading securities. Canadian GAAP would require that such securities be carried at the lower of cost or market with gains recorded only as realized. There were no differences between U.S. and Canadian GAAP in the determination of net income (loss) for the years ended June 30, 2000, 1999 and 1998.

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

                                  DRUMMOND FINANCIAL CORPORATION


Date: September 25, 2000          By: /s/ Michael J. Smith
                                      --------------------
                                      Michael J. Smith
                                      President, Chief Executive Officer,
                                      Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael J. Smith                  Date:   September 25, 2000
--------------------
Michael J. Smith
President, Chief Executive Officer,
Chief Financial Officer and Director


/s/ Young-Soo Ko                      Date:   September 25, 2000
--------------------
Young-Soo Ko
Director


/s/ Oq-Hyun Chin                      Date:   September 25, 2000
--------------------
Oq-Hyun Chin
Director

                                 EXHIBIT INDEX

Exhibit No.                         Document

   2.1      Arrangement Agreement among Drummond Financial (B.C.) Ltd.,
            MFC Bancorp Ltd. and Drummond Financial Corporation dated
            February 23, 1998. Incorporated by reference to Form T-3 of
            MFC Bancorp Ltd. dated March 2, 1998.
   2.2      Amendment Agreement among Drummond Financial (B.C.) Ltd., MFC
            Bancorp Ltd. and Drummond Financial Corporation dated March
            23, 1998.  Incorporated by reference to Form 10-KSB dated
            September 28, 1998.
   3.1      Certificate of Incorporation dated June 1, 1993.  Incorporated by reference to Form S-1 filed June 7, 1993.
   3.2      Certificate of Designations dated July 19, 1996.  Incorporated by reference to Form 10-KSB dated September 20, 1996.
   3.3      Certificate of Amendment to the Certificate of Incorporation
            of Drummond Financial Corporation dated October 14, 1996.
            Incorporated by reference to Form 10-QSB dated November 11,
            1996.
   3.4      Bylaws.  Incorporated by reference to Form S-1 filed June 7,
            1993.
   3.5      Amendment to the Bylaws adopted as of July 20, 1993.
            Incorporated by reference to Amendment No. 1 to Form S-1 filed
            July 26, 1993.
   4.1      Form of Indenture between CVD Financial Corporation and Harris
            Trust Company of New York, as Trustee.  Incorporated by
            reference to Form S-1 filed June 7, 1993.
   4.2      Second Supplemental Indenture between Drummond Financial
            Corporation and Harris Trust Company of New York, as Trustee,
            dated for reference October 23, 1996.  Incorporated by
            reference to Form 10-QSB dated November 11, 1996.
   4.3      Third Supplemental Indenture among Drummond Financial
            Corporation, Harris Trust Company of New York and The Bank of
            Nova Scotia Trust Company of New York dated for reference May
            13, 1997.  Incorporated by reference to Form 10-KSB dated
            September 24, 1997.
   4.4      Fourth Supplemental Indenture among Drummond Financial
            Corporation, The Bank of Nova Scotia Trust Company of New York
            and Drummond Financial (B.C.) Ltd. dated for reference
            February 4, 1998.  Incorporated by reference to Form 10-KSB dated September 28, 1998.
   10.1     1993 Stock Option Plan.  Incorporated by reference to Form S-1 filed June 7, 1993.
   10.2     Profit Sharing Plan.  Incorporated by reference to Amendment
            No. 1 to Form S-1 filed July 26, 1993.
   10.3     Debt Restructuring Agreement between MFC Bancorp Ltd. and
            Drummond Financial Corporation dated August 30, 1999.
            Incorporated by reference to Form 10-K dated September 24,
            1999.
   21       List of subsidiaries of the Registrant.
   27       Article 5 - Financial Data Schedule for year ended June 30,
            2000 - Form 10-K.