Form 10-Q
period 2000-09-30
DRUMMOND FINANCIAL CORP
filed 2000-11-14
CIK 906549

=======================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

                                    OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

                    Commission file number    001-12212

                      DRUMMOND FINANCIAL CORPORATION
          (Exact name of Registrant as specified in its charter)

            Delaware                                 95-4426690
  (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

                     17 Dame Street, Dublin 2 Ireland
                 (Address of principal executive offices)

                             (3531) 679 1688
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class                 Outstanding at November 13, 2000
               -----                 -------------------------------
         Common Stock, $0.01                   2,718,600
              par value

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


                      PART I.  FINANCIAL INFORMATION
                               ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                      DRUMMOND FINANCIAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                (Unaudited)

                       DRUMMOND FINANCIAL CORPORATION
                        Consolidated Balance Sheets
                                (Unaudited)
                           (dollars in thousands)

                                    September 30, 2000      June 30, 2000
                                    ------------------      -------------
                                   ASSETS

Cash and cash equivalents             $          7,081       $      6,238
Other receivables                                8,768              9,508
Investments                                      9,096              9,371
Deferred debt issuance costs, net                  850                883
                                      ----------------       ------------
                                      $         25,795       $     26,000
                                      ================       ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued
  liabilities                        $              61       $         50
Interest payable                                 1,476              1,207
Accrued dividends payable                          224                149
Debt                                            21,515             21,515
                                     -----------------       ------------
                                                23,276             22,921

                            SHAREHOLDERS' EQUITY

Capital stock
     Preferred stock, $0.01 par value
        5,000,000 shares authorized
        3,000,000 shares issued and
        outstanding                                30                 30
     Additional paid-in capital                 5,970              5,970
                                     ----------------        -----------
                                                6,000              6,000
                                     ----------------        -----------

     Common stock, $0.01 par value
        10,000,000 shares authorized
        2,718,600 shares issued and
        outstanding                                27                 27
     Additional paid-in capital                14,727             14,727
                                     ----------------        -----------
                                               14,754             14,754
                                     ----------------        -----------
Deficit                                       (18,235)           (17,675)
                                     ----------------        -----------
                                                2,519              3,079
                                     ----------------        -----------
                                     $         25,795        $    26,000
                                     ================        ===========

The accompanying notes are an integral part of these financial statements.

                      DRUMMOND FINANCIAL CORPORATION
                   Consolidated Statements of Operations
                                (Unaudited)
             (dollars in thousands, except per share amounts)

                                For the Three         For the Three
                                Months Ended          Months Ended
                                September 30, 2000    September 30, 1999
                                ------------------    ------------------
Revenue
     Interest and loan fee income     $        216          $        429
     Loss on securities                       (275)                 (375)
     Dividend and other                         93                    76
                                      ------------          ------------
                                                34                   130

Costs and expenses
     Interest                                  302                   442
     General and administrative                215                   201
                                      ------------          ------------
                                               517                   643
                                      ------------          ------------

Loss before income tax                        (483)                 (513)

Income tax expense                               1                     1
                                      ------------          ------------

Net loss                                      (484)                 (514)

Accumulated deficit, beginning
  of period                                (17,675)              (17,483)
Dividends payable                              (76)                  (76)
                                      ------------          ------------
Accumulated deficit, end
  of period                           $    (18,235)         $    (18,073)
                                      ============          ============

Loss per share                        $      (0.21)         $      (0.22)
                                      ============          ============

Weighted average number of shares
  outstanding                            2,718,600             2,718,600
                                      ============           ==========


The accompanying notes are an integral part of these financial statements.

                      DRUMMOND FINANCIAL CORPORATION
                   Consolidated Statements of Cash Flows
                               (Unaudited)
                          (dollars in thousands)

                               For the Three           For the Three
                               Months Ended            Months Ended
                               September 30, 2000      September 30, 1999
                               ------------------      ------------------
Operating activities:
   Net loss                        $         (484)       $           (514)
   Adjustments to reconcile
    net loss to cash flows
    from operating activities
      Loss on securities                      275                     375
      Amortization of deferred debt
       issuance costs                          33                      33

   Changes in non-cash working
    capital balances
     Other receivables                       (122)                    (97)
     Interest receivable                     (178)                   (350)
     Due from affiliates                    1,056                       -
     Interest payable                         269                     408
     Accounts payable and accrued
      liabilities                              (6)                    (77)
                                  ---------------        ----------------
                                              843                    (222)

   Purchase of trading securities               -                       -
   Proceeds from sales of trading
    securities                                  -                       -
                                  ---------------        ----------------
       Net cash (used in) provided
        by operating activities               843                    (222)
                                  ---------------        ----------------

Investing activities:
       Net cash from investing
        activities                              -                       -
                                  ---------------        ----------------

Financing activities:
       Net cash from financing
        activities                              -                       -
                                  ---------------        ----------------

Net change in cash and cash
 equivalents                                  843                    (222)
Cash and cash equivalents,
 beginning of period                        6,238                   4,280
                                  ---------------        ----------------
Cash and cash equivalents,
 end of period                    $         7,081        $          4,058
                                  ===============        ================

Cash paid during the period for:
     Interest expense              $           -        $               -
     Income taxes                  $           1        $               1

The accompanying notes are an integral part of these financial statements.

                       DRUMMOND FINANCIAL CORPORATION
                 Notes to Consolidated Financial Statements
                             September 30, 2000
                                 (Unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the three months ended September 30, 2000 were of a normal, recurring nature. The amounts presented for the three months ended September 30, 2000 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 2000, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the three months ended September 30, 2000 and 1999, respectively. The weighted average number of shares outstanding was 2,718,600 for the three months ended September 30, 2000 and 1999, respectively.

                      PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the
"Corporation") for the three months ended September 30, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended September 30, 2000

Revenues for the three months ended September 30, 2000 decreased to $34,000 from $0.1 million for the comparative period of 1999. Revenues from interest and loan fees decreased to $0.2 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999. Loss on securities decreased to $0.3 million for the current period compared to a loss of $0.4 million for the comparative period in 1999. Revenues from dividends and other activities increased to $93,000 for the three months ended September 30, 2000 from $76,000 for the three months ended September 30, 1999.

Costs and expenses for the three months ended September 30, 2000 decreased to $0.5 million from $0.6 million for the three months ended September 30, 1999, as a result of a reduction in interest expense. General and administrative expenses were $0.2 million for the three months ended September 30, 2000 and1999, respectively.

Interest expense decreased to $0.3 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999, primarily as a result of a reduction in the interest rate on indebtedness .

No income tax provision was recognized for the three months ended September 30, 2000 and 1999, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the three months ended September 30, 2000, the Company reported a net loss of $0.5million, or $0.21 per share, compared to a net loss of $0.5 million, or $0.22 per share, for the three months ended September 30, 1999.
                                    -7-

Liquidity and Capital Resources

The Corporation's cash and cash equivalents at September 30, 2000 were $7.1 million, an increase of $0.8 million from June 30, 2000.

Cash provided by operating activities for the three months ended September 30, 2000 was $0.8 million, compared to cash used by operating activities of $0.2 million for the three months ended September 30, 1999. An increase in receivables used cash of $122,000 in the three months ended September 30, 2000, compared to $97,000 in the three months ended
September 30, 1999.

Investing activities had no effect on cash flows in the three months ended September 30, 2000 and 1999, respectively.

Financing activities had no effect on cash flows in the three months ended September 30, 2000 and 1999, respectively.

The Corporation anticipates that its cash, investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

Finance Receivables

The Corporation fully settled its loan portfolio during the fiscal year ended June 30, 1999, and since then it has had no loan commitments or finance receivables.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Reference is made to the Corporation's annual report on Form 10-K for the year ended June 30, 2000 for information concerning market risk.

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the year ended June 30, 2000 for information concerning certain legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                            Description
-------                            -----------

    27            Article 5 - Financial Data Schedule for the 1st
                  Quarter 2001 Form 10-Q.

(b)  Reports on Form 8-K

None.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000


                               DRUMMOND FINANCIAL CORPORATION

                               By:  /s/ Michael J. Smith
                                   -------------------------
                                   Michael J. Smith, President, Chief
                                   Executive Officer and Chief Financial
                                   Officer

                               EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------

    27            Article 5 - Financial Data Schedule for the 1st Quarter
                  2001 Form 10-Q.