Form 10-Q
period 2000-12-31
DRUMMOND FINANCIAL CORP
filed 2001-02-14
CIK 906549

==========================================================================

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                              (3531) 679-1688
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              Class                    Outstanding at February 12, 2001
              -----                    --------------------------------

         Common Stock, $0.01                     2,718,600
             par value

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


                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                      DRUMMOND FINANCIAL CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                (Unaudited)



                      DRUMMOND FINANCIAL CORPORATION
                       Consolidated Balance Sheets
                                (Unaudited)
                          (dollars in thousands)

                                     December 31, 2000     June 30, 2000
                                     -----------------     -------------

ASSETS

Cash and cash equivalents               $   3,450             $   6,238
Loans and notes receivable                 10,483                 8,089
Other receivables                           1,802                 1,419
Investments                                 7,823                 9,371
Deferred debt issuance costs, net             816                   883
                                        ---------             ---------
                                        $  24,374             $  26,000
                                        =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued
 liabilities                            $      46             $      50
Interest payable                              538                 1,207
Accrued dividends payable                     300                   149
Debt                                       21,515                21,515
                                        ---------             ---------
                                           22,399                22,921

SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock, $0.01 par
   value
    5,000,000 shares authorized
    3,000,000 shares issued and
     outstanding                               30                    30
  Additional paid-in capital                5,970                 5,970
                                        ---------             ---------
                                            6,000                 6,000
                                        ---------             ---------

  Common stock, $0.01 par value
    10,000,000 shares authorized
    2,718,600 shares issued and
     outstanding                               27                    27
  Additional paid-in capital               14,727                14,727
                                        ---------             ---------
                                           14,754                14,754
                                        ---------             ---------

Deficit                                   (18,402)              (17,675)
Accumulated other comprehensive
 loss                                        (377)                    -
                                        ---------             ---------
                                            1,975                 3,079
                                        ---------             ---------
                                        $  24,374             $  26,000
                                        =========             =========




The accompanying notes are an integral part of these financial statements.



                      DRUMMOND FINANCIAL CORPORATION
                  Consolidated Statements of Operations
                               (Unaudited)
             (dollars in thousands, except per share amounts)

                                    For the Six          For the Six
                                    Months Ended         Months Ended
                                    December 31, 2000    December 31, 1999
                                    -----------------    -----------------
Revenue
  Interest and loan fee income         $     475             $     657
  (Loss) gain on securities                 (199)                1,317
  Dividend and other                         220                   154
                                       ---------             ---------
                                             496                 2,128

Costs and expenses
  Interest                                   606                   744
  General and administrative                 465                   620
                                       ---------             ---------
                                           1,071                 1,364
                                       ---------             ---------

(Loss) income before income tax             (575)                  764
Income tax expense                             1                     1
                                       ---------             ---------

Net (loss) income                           (576)                  763

Accumulated deficit, beginning of
 period                                  (17,675)              (17,483)
Dividends payable                           (151)                 (151)
                                       ---------             ---------
Accumulated deficit, end of period     $ (18,402)            $ (16,871)
                                       =========             =========

(Loss) earnings per share              $   (0.27)            $    0.23
                                       =========             =========

Weighted average number of shares
 outstanding                           2,718,600             2,718,600
                                       =========             =========




The accompanying notes are an integral part of these financial statements.



                      DRUMMOND FINANCIAL CORPORATION
                   Consolidated Statements of Operations
                                (Unaudited)
              (dollars in thousands, except per share amounts)

                                  For the Three         For the Three
                                  Months Ended          Months Ended
                                  December 31, 2000     December 31, 1999
                                  -----------------     -----------------
Revenue
  Interest and loan fee income      $     259             $      228
  Gain on securities                       76                  1,692
  Dividend and other                      127                     78
                                    ---------             ----------
                                          462                  1,998

Costs and expenses
  Interest                                304                    302
  General and administrative              250                    419
                                    ---------             ----------
                                          554                    721
                                    ---------             ----------

Net (loss) income                         (92)                 1,277

Accumulated deficit, beginning
 of period                            (18,235)               (18,073)
Dividends payable                         (75)                   (75)
                                    ---------             ----------

Accumulated deficit, end of
 period                             $ (18,402)            $  (16,871)
                                    =========             ==========

(Loss) earnings per share           $   (0.06)            $     0.44
                                    =========             ==========

Weighted average number of
 shares outstanding                 2,718,600              2,718,600
                                    =========             ==========




The accompanying notes are an integral part of these financial statements.



                      DRUMMOND FINANCIAL CORPORATION
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                          (dollars in thousands)

                                For the Six              For the Six
                                Months Ended             Months Ended
                                December 31, 2000        December 31, 1999
                                -----------------        -----------------
Operating activities:
 Net (loss) income               $     (576)              $      763
 Adjustments to reconcile net
  (loss) income to cash flows
  from operating activities
   Loss (gain) on securities            199                   (1,317)
   Amortization of deferred debt
    issuance costs                       67                       67

 Changes in non-cash working
  capital balances
   Receivables                         (199)                    (197)
   Interest receivable                 (225)                     (98)
   Due from/to affiliates                59                    1,521
   Interest payable                    (669)                    (264)
   Accounts payable and accrued
    liabilities                         (22)                     (90)
                                 ----------               ----------
                                     (1,366)                     385

 Purchase of trading
  securities                              -                   (1,300)
 Proceeds from sales of
  trading securities                    972                    5,373
                                 ----------               ----------
     Net cash (used in)
      provided by operating
      activities                       (394)                   4,458
                                 ----------               ----------

Investing activities:
  Increase in loans and notes
   receivable, net                   (2,394)                       -
                                 ----------               ----------
     Net cash used in investing
      activities                     (2,394)                       -
                                 ----------               ----------

Financing activities:
     Net cash provided by
      financing activities                -                        -
                                 ----------               ----------

Net change in cash and cash
 equivalents                         (2,788)                   4,458
Cash and cash equivalents,
 beginning of period                  6,238                    4,280
                                 ----------               ----------
Cash and cash equivalents,
 end of period                   $    3,450               $    8,738
                                 ==========               ==========

Cash paid during the period for:
  Interest expense               $    1,208               $      941
  Income taxes                   $        1               $        1




The accompanying notes are an integral part of these financial statements.



                       DRUMMOND FINANCIAL CORPORATION
                     Statements of Comprehensive Income
                                (Unaudited)
                           (dollars in thousands)


                                   For the Six          For the Six
                                   Months Ended         Months Ended
                                   December 31, 2000    December 31,1999
                                   -----------------    ----------------
Net (loss) income                     $     (576)          $      763

Other comprehensive loss:
  Unrealized loss on securities             (377)                   -
                                      ----------           ----------

Total comprehensive (loss) income     $     (953)          $      763
                                      ==========           ==========




The accompanying notes are an integral part of these financial statements.



                      DRUMMOND FINANCIAL CORPORATION
                    Statements of Comprehensive Income
                               (Unaudited)
                         (dollars in thousands)

                                   For the Three        For the Three
                                   Months Ended         Months Ended
                                   December 31, 2000    December 31, 1999
                                   -----------------    -----------------
Net (loss) income                     $     (92)           $    1,277

Other comprehensive loss:
  Unrealized loss on securities             (377)                   -
                                      ----------           ----------

Total comprehensive (loss)            $     (469)          $    1,277
                                      ==========           ==========




The accompanying notes are an integral part of these financial statements.

                      DRUMMOND FINANCIAL CORPORATION
                Notes to Consolidated Financial Statements
                            December 31, 2000
                               (Unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the six months and three months ended December 31, 2000, respectively, were of a normal, recurring nature. The amounts presented for the six months and three months ended December 31, 2000, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 2000, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the six months and three months ended December 31, 2000 and 1999, respectively. The weighted average number of shares outstanding was 2,718,600 for the six months and three months ended December 31, 2000 and 1999, respectively.

                    PART I.  FINANCIAL INFORMATION
                             ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the six months and three months ended December 31, 2000, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended December 31, 2000

Revenues for the six months ended December 31, 2000 decreased to $0.5 million from $2.1 million for the comparative period of 1999. Revenues from interest and loan fees decreased to $0.5 million for the six months ended December 31, 2000 from $0.7 million for the six months ended December 31, 1999. Loss on securities was $0.2 million for the current period compared to a gain of $1.3 million for the comparative period in 1999. Revenues from dividends and other activities increased to $220,000 for the six months ended December 31, 2000 from $154,000 for the six months ended December 31, 1999.

Costs and expenses for the six months ended December 31, 2000 decreased to $1.1 million from $1.4 million for the six months ended December 31, 1999, as a result of a reduction in interest expense and general and administrative expenses. General and administrative expenses decreased to $0.5 million for the six months ended December 31, 2000 compared to $0.6 million for the comparative period in 1999.

Interest expense decreased to $0.6 million for the six months ended December 31, 2000 from $0.7 million for the six months ended December 31, 1999, primarily as a result of a reduction in the interest rate on indebtedness.

No income tax provision was recognized for the six months ended December 31, 2000 and 1999, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the six months ended December 31, 2000, the Corporation reported a net loss of $0.6 million, or $0.27 per share, compared to net earnings of $0.8 million, or $0.23 per share, for the six months ended December 31, 1999.

Results of Operations - Three Months Ended December 31, 2000

Revenues for the three months ended December 31, 2000 decreased to $0.5 million from $2.0 million for the comparative period of 1999. Revenues from interest and loan fees increased to $0.3 million for the three months ended December 31, 2000 from $0.2 million for the three months ended

December 31, 1999. Gain on securities was $76,000 for the current period compared to $1.7 million for the comparative period in 1999. Revenues from dividends and other activities increased to $127,000 for the three months ended December 31, 2000 from $78,000 for the three months ended December 31, 1999.

Costs and expenses for the three months ended December 31, 2000 decreased to $0.6 million from $0.7 million for the three months ended December 31, 1999, as a result of a reduction in general and administrative expenses. General and administrative expenses decreased to $0.3 million for the three months ended December 31, 2000 compared to $0.4 million for the comparative period in 1999.

Interest expense was $0.3 million for the three months ended December 31, 2000 and 1999.

For the three months ended December 31, 2000, the Corporation reported a net loss of $0.1 million, or $0.06 per share, compared to net earnings of $1.3 million, or $0.44 per share, for the three months ended December 31, 1999.

Liquidity and Capital Resources

The Corporation's cash and cash equivalents at December 31, 2000 were $3.5 million, a decrease of $2.8 million from June 30, 2000.

Cash used by operating activities for the six months ended December 31, 2000 was $0.4 million, compared to cash provided by operating activities of $4.5 million for the six months ended December 31, 1999. An increase in receivables used cash of $0.2 million in the six months ended December 31, 2000 and 1999.

Investing activities used cash of $2.4 million in the six months ended December 31, 2000 compared to no effect on cash flows in the six months ended December 31, 1999.

Financing activities had no effect on cash flows in the six months ended December 31, 2000 and 1999, respectively.

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

     None.

(b)  Reports on Form 8-K

     None.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2001


                                    DRUMMOND FINANCIAL CORPORATION

                                    By:  /s/ Michael J. Smith
                                       ---------------------------
                                       Michael J. Smith, President,
                                       Chief Executive Officer and
                                       Chief Financial Officer