Form 10-Q
period 2001-03-31
DRUMMOND FINANCIAL CORP
filed 2001-05-15
CIK 906549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

        Class                                   Outstanding  at  May  14,  2001
---------------------                           -------------------------------
Common  Stock,  $0.01                                     2,718,600
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


                          PART  I.  FINANCIAL  INFORMATION
                                    ----------------------

ITEM  1.  FINANCIAL  STATEMENTS



                           DRUMMOND  FINANCIAL  CORPORATION

                          CONSOLIDATED  FINANCIAL  STATEMENTS

                 FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2001

                                   (UNAUDITED)


                        DRUMMOND  FINANCIAL  CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                            MARCH 31, 2001    JUNE 30, 2000
                                           ----------------  ---------------

ASSETS
Cash and cash equivalents                  $         2,849   $        6,238
Loans and notes receivable                          10,517            8,089
Other receivables                                    1,612            1,419
Investments                                          7,794            9,371
Deferred debt issuance costs, net                      783              883
                                           ----------------  ---------------
                                           $        23,555   $       26,000
                                           ================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities   $           119   $           50
Interest payable                                       269            1,207
Accrued dividends payable                               74              149
Debt                                                21,515           21,515
                                           ----------------  ---------------
                                                    21,977           22,921
SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock, $0.01 par value
  5,000,000 shares authorized
  3,000,000 shares issued and outstanding               30               30
  Additional paid-in capital                         5,970            5,970
                                           ----------------  ---------------
                                                     6,000            6,000
                                           ----------------  ---------------
  Common stock, $0.01 par value
  10,000,000 shares authorized
  2,718,600 shares issued and outstanding               27               27
  Additional paid-in capital                        14,727           14,727
                                           ----------------  ---------------
                                                    14,754           14,754
                                           ----------------  ---------------

Deficit                                            (18,777)         (17,675)
Accumulated other comprehensive loss                  (399)               -
                                           ----------------  ---------------
                                                     1,578            3,079
                                           ----------------  ---------------
                                           $        23,555   $       26,000
                                           ================  ===============






   The accompanying notes are an integral part of these financial statements.


                         DRUMMOND  FINANCIAL  CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  FOR THE NINE      FOR THE NINE
                                                  MONTHS ENDED      MONTHS ENDED
                                                 MARCH 31, 2001    MARCH 31, 2000
                                                ----------------  ----------------
Revenue
  Interest and loan fee income                  $           695   $           880
  (Loss) gain on securities                                (205)            1,499
  Dividend and other                                        294               227
                                                ----------------  ----------------
                                                            784             2,606

Costs and expenses
  Interest                                                  909             1,047
  General and administrative                                751               982
                                                ----------------  ----------------
                                                          1,660             2,029
                                                ----------------  ----------------

Income (loss) before income tax expense                    (876)              577
Income tax expense                                            1                 1
                                                ----------------  ----------------
Net income (loss)                                          (877)              576

Accumulated deficit, beginning of period                (17,675)          (17,483)
Dividends paid and payable                                 (225)             (225)
                                                ----------------  ----------------
Accumulated deficit, end of period              $       (18,777)  $       (17,132)
                                                ================  ================

Earnings (loss) per share                       $         (0.41)  $          0.13
                                                ================  ================

Weighted average number of shares outstanding         2,718,600         2,718,600
                                                ================  ================





   The accompanying notes are an integral part of these financial statements.


                        DRUMMOND  FINANCIAL  CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                FOR THE THREE     FOR THE THREE
                                                 MONTHS ENDED      MONTHS ENDED
                                                MARCH 31, 2001    MARCH 31, 2000
                                               ----------------  ----------------
Revenue
  Interest and loan fee income                 $           220   $           223
  Gain (loss) on securities                                 (6)              182
  Dividend and other                                        74                73
                                               ----------------  ----------------
                                                           288               478

Costs and expenses
  Interest                                                 303               303
  General and administrative                               286               362
                                               ----------------  ----------------
                                                           589               665
                                               ----------------  ----------------

Net loss                                                  (301)             (187)

Accumulated deficit, beginning of period               (18,402)          (16,871)
Dividends payable                                          (74)              (74)
                                               ----------------  ----------------
Accumulated deficit, end of period             $       (18,777)  $       (17,132)
                                               ================  ================

Loss per share                                 $         (0.14)  $         (0.10)
                                               ================  ================

Weighted average number of shares outstanding        2,718,600         2,718,600
                                               ================  ================





   The accompanying notes are an integral part of these financial statements.


                            DRUMMOND  FINANCIAL  CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)


                                                        FOR THE NINE      FOR THE NINE
                                                        MONTHS ENDED      MONTHS ENDED
                                                       MARCH 31, 2001    MARCH 31, 2000
                                                      ----------------  ----------------
Operating activities:
  Net income (loss)                                   $          (877)  $           576
  Adjustments to reconcile net income (loss) to net
    cash from operating activities
  Gain (loss) on investments, net                                 205            (1,499)
  Amortization of deferred debt issuance costs                    100               100

  Changes in non-cash working capital balances
    Receivables                                                    23               (93)
  Interest receivable                                            (256)             (495)
    Due from affiliates                                           112               870
  Interest payable                                               (938)                5
  Accounts payable and accrued liabilities                         (2)               64
                                                      ----------------  ----------------
                                                               (1,633)             (472)

  Purchase of trading securities                                    -              (328)
  Proceeds from sales of trading securities                       972             5,373
                                                      ----------------  ----------------
      Net cash provided by (used in)
        operating activities                                     (661)            4,573
                                                      ----------------  ----------------

Investing activities:
  Increase in loans and notes receivable, net                  (2,428)                -
                                                      ----------------  ----------------
      Net cash used in investing activities                    (2,428)                -
                                                      ----------------  ----------------

Financing activities:
  Dividend                                                       (300)             (300)
                                                      ----------------  ----------------
      Net cash used in financing activities                      (300)             (300)
                                                      ----------------  ----------------

Net change in cash and cash equivalents                        (3,389)            4,273
Cash and cash equivalents, beginning of period                  6,238             4,280
                                                      ----------------  ----------------
Cash and cash equivalents, end of period              $         2,849   $         8,553
                                                      ================  ================

Cash paid during the period for:
  Interest expense                                    $         1,887   $         1,002
  Income taxes                                        $             1   $             1





   The accompanying notes are an integral part of these financial statements.


                        DRUMMOND  FINANCIAL  CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                     FOR THE NINE     FOR THE NINE
                                     MONTHS ENDED     MONTHS ENDED
                                    MARCH 31, 2001   MARCH 31, 2000
                                   ----------------  ---------------
Net (loss) income                  $          (877)  $           576

Other comprehensive loss:
  Unrealized loss on securities               (399)                -
                                   ----------------  ---------------

Total comprehensive (loss) income  $        (1,276)  $           576
                                   ================  ===============





   The accompanying notes are an integral part of these financial statements.


                        DRUMMOND  FINANCIAL  CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                  FOR THE THREE     FOR THE THREE
                                   MONTHS ENDED      MONTHS ENDED
                                  MARCH 31, 2001    MARCH 31, 2000
                                 ----------------  ----------------
Net loss                         $          (301)  $          (187)

Other comprehensive loss:
  Unrealized loss on securities              (22)                -
                                 ----------------  ----------------

Total comprehensive loss         $          (323)  $          (187)
                                 ================  ================





  The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the nine months and three months ended March 31, 2001, respectively, were of a normal, recurring nature. The amounts presented for the nine months and three months ended March 31, 2001, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 2000, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the nine months and three months ended March 31, 2001 and 2000, respectively. The weighted average number of shares outstanding was 2,718,600 for the nine months and three months ended March 31, 2001 and 2000, respectively.

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

The  Corporation  had  no  loan  commitments  at  March  31,  2001.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the nine months and three months ended March 31, 2001, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  MARCH  31,  2001

Revenues for the nine months ended March 31, 2001 decreased to $0.8 million from $2.6 million for the comparative period of 2000, primarily as a result of a loss on securities. In the nine months ended March 31, 2001, the Corporation had a loss on securities of $0.2 million compared to a gain on securities of $1.5 million for the comparative period in 2000. Revenues from interest and loan fees decreased to $0.7 million for the nine months ended March 31, 2001 from $0.9 million for the nine months ended March 31, 2000. Revenues from dividends and other activities increased to $0.3 million for the nine months ended March 31, 2001 compared to $0.2 million for the nine months ended March 31, 2000.

Costs and expenses for the nine months ended March 31, 2001 decreased to $1.7 million from $2.0 million for the comparative period of 2000. General and administrative expenses were $0.8 million for the nine months ended March 31, 2001, compared to $1.0 million for the comparative period of 2000.

Interest expense decreased to $0.9 million for the nine months ended March 31, 2001 from $1.0 million for the nine months ended March 31, 2000, as a result of a reduction in the interest rate on indebtedness during the period.

No income tax provision was recognized for the nine months ended March 31, 2001 and 2000, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the nine months ended March 31, 2001, the Corporation reported a net loss of $0.9 million, or $0.41 per share, compared to a net income of $0.6 million, or $0.13 per share, for the nine months ended March 31, 2000.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2001

Revenues for the three months ended March 31, 2001 were $0.3 million, compared to $0.5 million for the comparative period of 2000. The Corporation had loss of $6,000 on securities in the three months ended March 31, 2001, compared to recognizing a gain on securities of $0.2 million in the three months ended March 31, 2000. Revenues from interest and loan fees were $0.2 million for the three months ended March 31, 2001 and 2000, respectively. Revenues from dividends and other activities were $0.1 million for the three months ended March 31, 2001 and 2000, respectively.

Costs and expenses were $0.6 million for the three months ended March 31, 2001 compared to $0.7 million for the three months ended March 2000. General and administrative expenses were $0.3 million for the three months ended March 31, 2001, compared to $0.4 million for the three months ended March 31, 2000.

Interest expense remained at $0.3 million for the three months ended March 31, 2001.

For the three months ended March 31, 2001, the Corporation reported a net loss of $0.3 million, or $0.14 per share, compared to a net loss of $0.2 million, or $0.10 per share, for the three months ended March 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation's cash and cash equivalents at March 31, 2001 were $2.8 million, a decrease of $3.4 million from June 30, 2000.

Operating activities used cash of $0.7 million in the nine months ended March 31, 2001, compared to providing cash of $4.6 million in the nine months ended March 31, 2000. Net sales of trading securities provided cash of $1.0 million in the nine months ended March 31, 2001, compared to $5.0 million in the nine months ended March 31, 2000. Reductions in amounts due from an affiliate provided cash of $0.1 million in the current period, compared $0.9 million in the nine months ended March 31, 2000.

Investing activities used cash of $2.4 million in the nine months ended March 31, 2001 representing a net increase in loans and notes receivable while there was no activity in the nine months ended March 31, 2000.

Financing activities used cash of $0.3 million in both the nine months ended March 31, 2001 and 2000, representing the payment of dividends on preferred shares.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Corporation held its annual meeting of shareholders on January 12, 2001. At the meeting, Michael J. Smith was re-elected a Class II director of the Corporation for a three year term to serve until the annual meeting of shareholders to be held following the fiscal year ending June 30, 2003, or until his successor is elected and qualified. Of the shares eligible for voting at the meeting, 3,715,000 shares were voted for Mr. Smith's re-election, 476,850 shares withheld from voting and there were no shares voted against his re-election and no abstentions and broker non-votes. Young Soo Ko and Oq-Hyun Chin continued their terms as directors of the Corporation.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     None.

(B)  REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  14,  2001

                              DRUMMOND  FINANCIAL  CORPORATION

                              By:  /s/ Michael J. Smith
                                   ---------------------------------------------
                                   Michael J. Smith, President, Chief Executive
                                   Officer and Chief Financial Officer