Form 10-K405
period 2001-06-30
DRUMMOND FINANCIAL CORP
filed 2001-09-28
CIK 906549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[  X  ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

[    ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        COMMISSION FILE NUMBER 001-12212

                         DRUMMOND FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                    Washington                          95-4426690
             (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)          Identification No.)

                        17 DAME STREET, DUBLIN 2 IRELAND
                    (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (3531) 679-1688

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $108,508 as of September 21, 2001, computed on the basis of the closing price on such date.

The number of shares outstanding of the Registrant's Common Stock as of September 21, 2001 was 2,718,600.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Proxy Statement to be filed within 120 days of the fiscal year ended June 30, 2001 are incorporated by reference into Part III.

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

ITEM  6.     SELECTED  FINANCIAL  DATA                                        7

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
             FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS               8

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
              MARKET  RISK                                                   10

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA                 11

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE                          12

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       12

ITEM  11.     EXECUTIVE  COMPENSATION                                        12

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  MANAGEMENT                                                12

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             12

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND
              REPORTS  ON  FORM  8-K                                         12

SIGNATURES                                                                   30

                                     PART I
ITEM  1.     BUSINESS

THE  CORPORATION

Drummond Financial Corporation was incorporated in June 1993 pursuant to the laws of the State of Delaware and commenced operations in August 1993. In October 1996, the Corporation changed its name from "CVD Financial Corporation" to "Drummond Financial Corporation". In July, 2001 the Corporation changed its domicile from the State of Delaware to the State of Washington.

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

As  at  June  30,  2001,  the  Corporation  had  one  employee.

ITEM  2.     PROPERTIES

The Corporation's administrative office is located in Geneva, Switzerland and is leased.

ITEM  3.     LEGAL  PROCEEDINGS

In September 1999, Gibralt Holdings Ltd. ("Gibralt") commenced a putative derivative action in Delaware Chancery Court naming the Corporation, certain of its directors and officers and others as defendants. The claim has been filed in the form of a class action on behalf of shareholders, but has not received Court certification as such. Gibralt alleges that the defendants have breached certain fiduciary duties, engaged in self-dealing and failed in their disclosure obligations. The remedies sought by Gibralt include, among other things, recovery of funds, judgment for damages and certain other remedies that may be sought in the hearing of the claim. The Corporation believes Gibralt's claims to be entirely without merit and intends to vigorously defend against the lawsuit.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On June 18, 2001, the board of directors of the Corporation and of Drummond Merger Corporation approved an agreement and plan of merger (the "Merger"). On June 18, 2001, shareholders of record of the Corporation's outstanding $0.01 par value common shares (the "Common Stock") and Series 1, Preferred Stock (the "Preferred Stock") owning in the aggregate 1,344,250 shares of Common Stock and 3,000,000 shares of Preferred Stock, representing 76.0% of the voting shares eligible to vote on the Merger and representing 100% of the outstanding Preferred Stock, executed a written consent approving the Merger. A majority of all shares entitled to vote on the Merger and a majority of the Preferred Stock was required to approve the Merger. The purpose of the Merger was to change the domicile of the Corporation from the State of Delaware to the State of Washington.

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

The following table sets forth the high and low sales prices per share of the Corporation's common stock on the OTC Bulletin Board for the periods indicated:


Fiscal Quarter Ended         High    Low
--------------------         ----    ----
1999
September 30                 0.34    0.16
December 31                  0.37    0.25

2000
March 31                     0.50    0.25
June 30                      0.96    0.19
September 30                 0.37    0.24
December 31                  0.25    0.13

2001
March 31                     0.14    0.07
June 30                      0.80    0.06
Period Ended September 21    0.17    0.08


(b) SHAREHOLDERS. As of September 21, 2001, there were approximately 39 holders of record of the Corporation's common stock.

(c) DIVIDENDS. The Corporation has not paid any dividends on its common stock and the directors do not contemplate the payment of such dividends.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following table reflects selected consolidated financial data for the Corporation for the last five fiscal years ended June 30, 2001. The information in the table was extracted from the more detailed consolidated financial statements and related notes included herein and should be read in conjunction with such financial statements and related notes.


                                                                              YEAR ENDED JUNE 30,
                                                      -------------------------------------------------------------------
                                                         2001            2000           1999          1998         1997
                                                      ----------       --------       --------      --------     --------

                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenues                                              $      872       $  2,650       $  2,297      $  1,354     $  4,253
Expenses                                                   2,140          2,541          1,960         3,540        4,602
Income (loss) from continuing
   operations                                             (1,269)           108            336        (2,607)        (639)
Net income (loss)                                         (1,269)           108            336        (2,122)       2,338

COMMON SHARE DATA(1)
Income (loss) from continuing
   operations per common share.                            (0.58)         (0.07)          0.01         (1.07)       (0.35)

Net income (loss) per common
   share                                                   (0.58)         (0.07)          0.01         (0.89)        0.74

Weighted average common shares
   outstanding (in thousands).                             2,719          2,719          2,719         2,719        2,719

BALANCE SHEET DATA
Total assets                                              23,536         26,000         25,999        29,535       31,560
Long-term obligations                                     21,515         21,515         21,515        21,515       23,002
Total stockholders' equity(2)                              1,119          3,079          3,271         3,235        5,657

_______________
(1)     Basic  and  diluted  common  share  data  is  the  same.
(2)     Including  preferred  stock  of  face  value  $6,000,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Corporation for the three fiscal years ended June 30, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS

YEAR  ENDED  JUNE  30,  2001  COMPARED  TO  THE  YEAR  ENDED  JUNE  30,  2000

Revenues for the year ended June 30, 2001 decreased to $0.9 million from $2.7 million for the year ended June 30, 2000, primarily as a result of a net loss on investments. Interest revenue decreased to $0.9 million for the year ended June 30, 2001 from $1.1 million for the year ended June 30, 2000.
Revenues from dividends and other activities increased to $0.4 million for the year ended June 30, 2001 from $0.3 million for the year ended June 30, 2000.

Costs and expenses for the year ended June 30, 2001 decreased to $2.1 million from $2.5 million for the year ended June 30, 2000, primarily as a result of lower interest and general and administrative expenses. General and administrative expenses decreased to $0.9 million for the year ended June 30, 2001 from $1.2 million for the year ended June 30, 2000.

Interest expense decreased to $1.2 million for the year ended June 30, 2001 from $1.3 million for the year ended June 30, 2000.

No income tax provision was recognized for the years ended June 30, 2001 and 2000, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

Net loss for the year ended June 30, 2001 was $1.3 million, or $0.58 per common share, compared to a net income of $0.1 million, or $0.07 loss per common share, for the year ended June 30, 2000.

YEAR  ENDED  JUNE  30,  2000  COMPARED  TO  THE  YEAR  ENDED  JUNE  30,  1999

Revenues for the year ended June 30, 2000 increased to $2.7 million from $2.3 million for the year ended June 30, 1999, primarily as a result of a net gain on sales of investments. Interest revenue increased slightly to $1.1 million for the year ended June 30, 2000 from $1.0 million for the year ended June 30, 1999. Revenues from dividends and other activities were $0.3 million in the years ended June 30, 2000 and 1999.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation's cash and cash equivalents at June 30, 2001 were $5.7 million, a decrease of $0.5 million from June 30, 2000.

Cash used in operating activities for the year ended June 30, 2001 was $0.9 million, compared to $4.3 million provided by operating activities for the year ended June 30, 2000. Cash used by operating activities before activities in trading securities was $0.2 million in the year ended June 30, 2001, compared to $0.7 million in the year ended June 30, 2000. An increase in accounts payable and accrued liabilities provided cash of $166,000 in the year ended June 30, 2001, compared to using cash of $81,000 in the year ended June 30, 2000. A decrease in receivables provided cash of $0.9 million in the year ended June 30, 2001, compared to an increase of the same using cash of $0.7 million in the year ended June 30, 2000. Net sales of trading securities used cash of $0.6 million in the year ended June 30, 2001, compared to providing cash of $5.0 million in the year ended June 30, 2000.

Investing activities for the year ended June 30, 2001 provided cash of $0.6 million, compared to using cash of $2.1 million for the year ended June 30, 2000. A net increase in loans used cash of $5.9 million in the year ended June 30, 2001 compared to nil in the preceding year. In the year ended June 30, 2001, a net decrease in notes receivable provided cash of $6.5 million, compared to a net increase in same using cash of $2.1 million in the year ended June 30, 2000.

Financing activities for the years ended June 30, 2001 and 2000 used cash of $0.3 million in each year, as a result of the payment of dividends on preferred shares.

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

INTEREST  RATE  RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. The Corporation's financial instruments which may be sensitive to interest rate fluctuations are investments, notes receivable and debt obligations. The following table provides information about the Corporation's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at June 30, 2001 and 2000 and expected cash flows from these instruments:

As at  JUNE  30,  2001

                                                                    EXPECTED FUTURE CASH FLOW(3)
                                                 ------------------------------------------------------------------
                     CARRYING        FAIR
                      VALUE          VALUE        2002       2003       2004       2005       2006       THEREAFTER
                    ----------      -------      ------     ------     ------     ------     ------      ----------
                                                              (IN THOUSANDS)
Investments(1)       $ 6,456        $ 6,456      $  756     $  300     $  300     $  300     $  300        $ 6,000
Notes receivable       6,042          6,042       6,372          -          -          -          -              -
Debt obligations(2)   21,515         21,515       1,076      1,076      1,076      1,076      1,076         23,756

__________
(1)     Investments  consist  of  debt  securities  and  fixed yield securities.
(2) Debt obligations consist of a promissory note bearing interest at 5.00% per annum and maturing on July 31, 2008.
(3) Including interest and dividends. Current investments are assumed to be sold in year 1 and long-term investment in perpetual preferred shares in year 6.

As at  JUNE  30,  2000

                                                                    EXPECTED FUTURE CASH FLOW(3)
                                                ------------------------------------------------------------------
                     CARRYING        FAIR
                      VALUE          VALUE       2001       2002       2003       2004       2005       THEREAFTER
                    ----------      -------     ------     ------     ------     ------     ------      ----------
                                                             (IN THOUSANDS)
Investments(1)       $ 7,670        $ 7,670     $1,970     $  300     $  300     $  300     $  300         $ 6,000
Notes receivable       6,689          6,689      7,052          -          -          -          -               -
Debt obligations(2)   21,515         21,515      1,076      1,076      1,076      1,076      1,076          24,832

__________
(1)     Investments  consist  of  debt  securities  and  fixed yield securities.
(2) Debt obligations consist of a promissory note bearing interest at 5.00% per annum and maturing on July 31, 2008.
(3) Including interest and dividends. Current investments are assumed to be sold in year 1 and long-term investment in perpetual preferred shares in year 6.

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

As at  JUNE  30,  2001


                                                                 EXPECTED FUTURE CASH FLOW
                                               -----------------------------------------------------------------
                  CARRYING         FAIR
                   VALUE           VALUE        2002       2003       2004       2005       2006      THEREAFTER
                 ----------       -------      ------     ------     ------     ------     ------     ----------
                                                            (IN THOUSANDS)
Investments(1)   $ 2,734         $ 2,734      $ 2,645    $    -     $    -     $    -     $    -         $   89

__________
(1)     Investments  consist  of  equity  securities.

As at  JUNE  30,  2000


                                                                 EXPECTED FUTURE CASH FLOW
                                               ------------------------------------------------------------------
                  CARRYING         FAIR
                   VALUE . . . .   VALUE        2001        2002       2003       2004       2005       THEREAFTER
                 ----------       -------      ------      ------     ------     ------     ------      ----------
                                                            (IN THOUSANDS)
Investments(1)    $ 1,701         $ 1,701      $ 1,701     $    -     $    -     $    -     $    -        $      -

__________
(1)     Investments  consist  of  equity  securities.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements and supplementary data required pursuant to this Item 8, and as listed in Item 14 of this annual report, are included in this annual report commencing on page 14.

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

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND
              REPORTS  ON  FORM  8-K

(a)     (1)     Index  to  Financial  Statements

                Independent  Auditors'  Report
                Consolidated  Balance  Sheets
                Consolidated  Statements  of  Operations
                Consolidated  Statements  of  Cash  Flows
                Consolidated Statement of Shareholders' Equity Notes to the Consolidated Financial Statements

(2)     Financial  Statement  Schedules

None.

(3)     Exhibits

        2.1     Arrangement  Agreement among Drummond Financial (B.C.) Ltd.,
                MFC Bancorp Ltd. and Drummond Financial Corporation dated
                February 23, 1998. Incorporated by reference  to  Form  T-3  of
                MFC  Bancorp  Ltd.  dated  March  2,  1998.
        2.2     Amendment  Agreement  among  Drummond Financial (B.C.) Ltd.,
                MFC Bancorp Ltd.  and  Drummond  Financial Corporation dated
                March 23, 1998. Incorporated by reference  to  Form  10-KSB
                Dated September  28,  1998.
        2.3     Plan  and Agreement of Merger between Drummond Financial
                Corporation and Drummond  Merger  Corporation dated June 18,
                2001.  Incorporated by reference to Information  Statement  on
                Form Def 14C of Drummond Financial Corporation filed July  11,
                2001.
        3.1     Certificate  of  Incorporation  dated  June  1,  1993.
                Incorporated by reference to  Form  S-1  filed  June  7,  1993.
        3.2     Certificate  of  Designations  dated  July  19,  1996.
                Incorporated by reference  to  Form  10-KSB  dated  September
                20,  1996.
        3.3     Certificate of Amendment to the Certificate of Incorporation of
                Drummond Financial  Corporation dated October 14, 1996.
                Incorporated by reference to Form 10-QSB dated November 11,
                1996.
        3.4     Bylaws.  Incorporated  by  reference  to  Form  S-1  filed
                June 7, 1993.
        3.5     Amendment to the Bylaws adopted as of July 20, 1993.
                Incorporated by reference to Amendment No. 1 to Form S-1
                filed  July  26,  1993.
       10.1     1993 Stock Option Plan.  Incorporated by reference to Form S-1 filed June  7,  1993.
       10.2     Profit  Sharing  Plan.  Incorporated by reference to Amendment
                No. 1 to Form  S-1  filed  July  26,  1993.
       10.3     Debt  Restructuring  Agreement  between  MFC  Bancorp Ltd. and
                Drummond Financial  Corporation dated August 30, 1999.
                Incorporated by reference to Form 10-K dated September 24, 1999.
       21       List  of  subsidiaries  of  the  Registrant.

(b)     Reports  on  Form  8-K

           Form  8-K  dated  June  19,  2001
                 Item  5  -  Other  Events

                         DRUMMOND FINANCIAL CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2001

                          INDEPENDENT AUDITORS' REPORT





To  the  Shareholders  of
Drummond  Financial  Corporation


We have audited the consolidated balance sheets of Drummond Financial Corporation as at June 30, 2001 and 2000 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and 2000 and the results of its operations and cash flows for the years ended June 30, 2001, 2000 and 1999 in accordance with generally accepted accounting principles in the United States of America.

Vancouver, Canada.                                          Chartered Accountants
September 19, 2001

DRUMMOND  FINANCIAL  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(Dollars  stated  in  thousands)
AS  AT  JUNE  30


                                                                                        2001        2000
                                                                                       ------      ------
ASSETS

CASH AND CASH EQUIVALENTS                                                              $ 5,714    $  6,238

RECEIVABLES (Note 4)                                                                     7,883       9,508

INVESTMENTS (Note 5)                                                                     9,190       9,371

DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $864 (2000 - $730)        749         883
                                                                                       -------    --------

                                                                                       $23,536      26,000


LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                               $   216    $     50

INTEREST PAYABLE                                                                           537       1,207

ACCRUED DIVIDENDS PAYABLE                                                                  149         149

DEBT (Note 7)                                                                           21,515      21,515
                                                                                       -------    --------

                                                                                        22,417      22,921
                                                                                       -------     -------

SHAREHOLDERS' EQUITY (Note 8)
     Capital stock
       Preferred stock, $0.01 par value
          5,000,000 shares authorized
          3,000,000 shares issued and outstanding at June 30, 2001 and 2000                 30          30
       Additional paid-in capital                                                        5,970       5,970
                                                                                       -------     -------

                                                                                         6,000       6,000
                                                                                       -------     -------
       Common stock, $0.01 par value
          10,000,000 shares authorized
          2,718,600 shares issued and outstanding at June 30, 2001 and 2000                 27          27
       Additional paid-in capital                                                       14,727      14,727
                                                                                       -------     -------

                                                                                        14,754      14,754
     Accumulated other comprehensive loss                                                 (391)          -
     Deficit                                                                           (19,244)    (17,675)
                                                                                       -------     -------

                                                                                        (4,881)     (2,921)
                                                                                       -------     -------

                                                                                         1,119       3,079
                                                                                       -------     -------
                                                                                       $23,536      26,000




The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND  FINANCIAL  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Dollars  stated  in  thousands;  except  per  share  amounts)
YEAR  ENDED  JUNE  30


                                                      2001         2000         1999
                                                -----------  -----------  -----------
REVENUE
 Interest                                        $      918   $    1,075   $      993
 Gain (loss) on investments, net                       (415)       1,272        1,004
 Dividend income                                        352          300          300
 Other                                                   17            3            -
                                                -----------  -----------  -----------

                                                       872        2,650        2,297
                                                -----------  -----------  -----------

COST AND EXPENSES
 Interest                                            1,211        1,349        2,029
 Recovery of credit losses                               -            -       (1,139)
 General and administrative                             929        1,192        1,070
                                                -----------  -----------  -----------

                                                     2,140        2,541        1,960
                                                -----------  -----------  -----------

INCOME (LOSS) FROM OPERATIONS                       (1,268)         109          337

INCOME TAX EXPENSE                                      (1)          (1)          (1)
                                                -----------  -----------  -----------

NET INCOME (LOSS)                               $   (1,269)  $      108   $      336


BASIC EARNINGS (LOSS) PER SHARE                 $    (0.58)  $    (0.07)  $     0.01


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    2,718,600    2,718,600    2,718,600




The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND  FINANCIAL  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Dollars  stated  in  thousands)
YEAR  ENDED  JUNE  30


                                                          2001      2000      1999
                                                      ---------  --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) for the year                        $ (1,269)  $   108   $   336
 Adjustments to reconcile income (loss) to cash:
   Loss (gain) on investments, net                          415    (1,272)   (1,004)
   Recovery of credit losses                                  -         -    (1,139)
   Amortization of deferred debt issuance costs             134       134       134

 Changes in non-cash working capital balances:
   Interest receivable                                    (402)     (576)        -
   Other receivable                                      1,341      (168)     (407)
   Due from affiliate                                       40       860    (2,300)
   Interest payable                                       (670)      274      (416)
   Accounts payable and accrued liabilities                166       (81)     (630)
   Other                                                   (2)        6         -
                                                      ---------  --------  --------

                                                          (247)     (715)   (5,426)

 Purchase of trading securities                         (2,825)     (328)   (4,405)
 Proceeds from sales of trading securities               2,201     5,373     8,480
                                                      ---------  --------  --------

 Net cash provided by (used in) operating activities      (871)    4,330    (1,351)
                                                      ---------  --------  --------


CASH FLOWS FROM INVESTING ACTIVITIES
 Advances on loans receivable                          (11,752)        -         -
 Payments collected on loans receivable                  5,852         -     1,139
 Decrease (increase) in notes receivable, net            6,547    (2,072)    3,619
                                                      ---------  --------  --------

 Net cash provided by (used in) investing activities       647    (2,072)    4,758
                                                      ---------  --------  --------






                                  - continued -



The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND  FINANCIAL  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (continued)
(Dollars  stated  in  thousands)
YEAR  ENDED  JUNE  30


                                                                 2001     2000      1999
                                                               -------  -------  --------

CONTINUED



CASH FLOWS FROM FINANCING ACTIVITIES
 Note payable, net                                             $    -   $    -   $(2,526)
 Dividends paid on preferred shares                              (300)    (300)     (300)
                                                               -------  -------  --------

 Net cash used in financing activities                           (300)    (300)   (2,826)
                                                               -------  -------  --------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR    (524)   1,958       581


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    6,238    4,280     3,699
                                                               -------  -------  --------


CASH AND CASH EQUIVALENTS, END OF YEAR                        $5,714   $6,238   $ 4,280


CASH PAID DURING THE YEAR FOR:
   Interest expense                                           $1,747   $  941   $ 2,311
   Income taxes                                                    1        1         1




SUPPLEMENTAL DISCLOSURE WITH RESPECT TO NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 14)



The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND  FINANCIAL  CORPORATION
CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
(Dollars  stated  in  thousands)


                 Preferred Stock                      Common Stock
                 ---------------                      -------------
                                                                                       Accum-
                                                                                       ulated
                                                                                        Other
                                         Additional    Number           Additional     Compre-
                 Number                     Paid-in    of                  Paid-in     hensive              Treasury
                 of Shares     Amount       Capital    Shares    Amount    Capital     Loss       Deficit   Stock
                ----------     ------    ----------    ------    ------    -------     -------    -------   ---------
BALANCE AT
  JUNE 30,
  1998          3,000,000     $      30  $ 5,970     4,264,000   $  43   $17,767       $     -   $(17,519)  $ (3,056)

Net income
  for
  the year              -             -        -             -       -         -             -        336         -

Retirement of
 treasury stock         -             -        -    (1,545,400)    (16)   (3,040)            -          -     3,056

Dividends paid
  and payable .         -             -        -            -        -         -             -       (300)        -
                 --------     ---------  -------     --------   ------   -------        ------    -------     ------

BALANCE AT
  JUNE 30,
  1999          3,000,000            30    5,970     2,718,600       27    14,727             -     (17,483)       -

Net income
  for
  the year              -             -       -             -         -        -              -        108        -

Dividends
  paid
  and payable           -             -        -            -         -       -               -       (300)        -
                 --------     ---------   ------     --------     -----  -------         ------    -------  --------

BALANCE AT
  JUNE 30,
  2000          3,000,000            30    5,970     2,718,600       27    14,727             -    (17,675)        -

Net loss for
  the year              -             -        -             -        -         -            -     (1,269)        -

Dividends paid
  and payable           -             -        -             -        -         -           -       (300)        -

Unrealized
 holding
 loss on
 available-
 for-sale
 securities             -             -        -             -        -         -         (391)         -         -
                 --------     ---------   ------     ---------     -----  -------         ------    -------  --------


BALANCE AT
  JUNE 30,
  2001          3,000,000     $      30   $ 5,970   2 ,718,600     $  27   $ 14,727       $ (391)  $(19,244)  $     -


                Total
                Share-
                holders'
                Equity
               --------

BALANCE AT
  JUNE 30, 1998  $ 3,235

Net income for
  the year           336

Retirement of
 treasury stock        -

Dividends paid
  and payable       (300)
                 --------

BALANCE AT
  JUNE 30, 1999    3,271

Net income for
  the year           108

Dividends paid
  and payable       (300)
                 --------

BALANCE AT
  JUNE 30, 2000    3,079

Net loss for
  the year       (1,269)

Dividends paid
  and payable       (300)

Unrealized
 holding
 loss on
 available-
 for-sale
 securities         (391)
                 --------

BALANCE AT
  JUNE 30, 2001  $ 1,119





    The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




1.     NATURE  OF  OPERATIONS

       Drummond  Financial  Corporation  (the  "Company"),  a
       Washington corporation, was formed  in  June  1993.  In
       August 1993, the Company completed an initial public offering of common stock concurrent with a debenture offering.

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


       FINANCIAL  INSTRUMENTS

       The Company's financial instruments consist of cash and cash equivalents, receivables, investments, accounts payable and accrued liabilities, interest payable, accrued dividends payable and debt. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)


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

DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)



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

      COMPREHENSIVE  INCOME

      In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity other than transactions with owners in their capacity as owners. The Company has other comprehensive loss of $391,000, $Nil and $Nil during the years ended June 30, 2001, 2000 and 1999, respectively, representing the unrealized holding loss on available-for-sale securities.

DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)

     COMPARATIVE  FIGURES

     Certain comparative figures have been reclassified to conform with the current year's presentation.



4.     RECEIVABLES


                                    2001    2000
Notes and loans receivable        $6,042  $6,689
Accrued dividend receivable          149     149
Other receivables                  1,692   2,630
Due from affiliate                     -      40
                                  ------  ------

                                  $7,883  $9,508




The carrying amount of the receivables approximates their fair value which is based on the discounted present value of their estimated future cash flows.



5.     INVESTMENTS


                                 2001    2000
                               ======  ======
Trading securities:
 Bonds and debentures          $  456  $1,670
 Equity securities              2,645   1,701
                               ------  ------

                                3,101   3,371
Available-for-sale securities   6,089   6,000
                               ------  ------

                               $9,190  $9,371




For the year ended June 30, 2001, the Company recognized an unrealized holding loss of $75,000 (2000 - $40,000 loss; 1999 - $272,000 gain) and a realized loss of  $340,000  (2000  -  $846,000 gain; 1999 - $732,000 loss) on trading securities.

Available-for-sale securities consist of preferred shares in a company under common control and marketable securities. The preferred shares are stated at cost of $6,000,000 at June 30, 2001 and 2000 because there is no ready market for the shares. The carrying amount approximates their fair value which is based on their retractibility feature and dividend rate compared to market rate. The Company recorded an unrealized loss of $391,000 (2000 - $Nil; 1999 - $Nil) on the available-for-sale securities which is recorded as other comprehensive loss under shareholders' equity section.

DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




6.     INVESTMENT  -  AT  EQUITY

       As at June 30, 1998, the Company's investment was comprised of 1,070,320 common shares of Ichor Corporation which represented 21.81% of the total outstanding shares. The Company has accounted for its investment using the equity method of accounting. During 1999, the Company sold the investment to an affiliate for consideration of 94% of the proceeds from the future sales by the affiliate of all or part of the investment on or before December 31, 2003. During 2000,
       779,435 shares of Ichor Corporation were sold for an accounting gain of $2,158,000.

7.     DEBT

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

       On January 25, 1999, MFC Bancorp Ltd. delivered all of the outstanding Bonds to the Company in exchange for a promissory note.
       The promissory note was to pay interest at 8.75% per annum payable semi-annually on January 25 and July 25 of each year and matures on July 31, 2008. In August 1999, The Company entered into a debt restructuring agreement with MFC Bancorp Ltd., pursuant to which the rate of interest is reduced to 5% per annum and the debt is secured by fixed liens upon the assets of the Company. The promissory note had a fair value of approximately $21,515,000 as of June 30, 2001 and 2000 which is based on the present value taking into consideration the security and interest rate.
       Interest paid or accrued on the promissory note and/or Bonds was $1,076,000 (2000 - $1,207,000; 1999- $1,856,000), and accrued interest payable was $537,000 as at June  30,  2001  (2000  -
       $1,207,000).

DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




8.     SHAREHOLDERS'  EQUITY

       In June 1996, the Company issued 3,000,000 shares of its Preferred Stock, Series 1 for $6,000,000 cash. The Preferred Stock, Series 1 pays a cumulative dividend at 5% per annum on paid-up amount; accrued interest at 8% per annum on accrued and unpaid dividends;
       is redeemable by the Company at any time at the paid-up amount plus 10% premium; and has variable voting rights.

       MFC  Bancorp  Ltd.  owns  directly  and  indirectly  49.4%
       (2000 - 49.4%) of the Company's  Common Stock and 100% (2000 - 100%)
       of the Company's Preferred Stock.


9.     STOCK  OPTION  PLAN

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

       At June 30, 2001, 2000 and 1999 options to purchase 375,000 shares of the Company's Common Stock are available for future grant. There were no options granted in either 2001, 2000 or 1999. There were no stock options outstanding as at June 30, 2001 and 2000.

       The disclosure requirements of FASB Statement No. 123 are effective for the Company's financial statements starting from the fiscal year ended June 30, 1997. No pro forma disclosures are presented because there have been no options granted after the fiscal year ended
       June  30,  1995.


10.     INCOME  TAXES

        There was no provision for income taxes for the years ended June 30, 2001, 2000 and 1999 (other than the payment of state minimum income tax of $1,000 each in 2001, 2000 and 1999).

        Differences between the United States federal statutory and the Company's effective tax rates are as follows:


                                                             2001    2000    1999
                                                            ------  ------  ------
United States federal statutory rate on income (loss) from
 operations                                                 $(431)  $  37   $ 114
Timing differences on credit losses                             -       -    (714)
Other                                                          (5)   (223)   (243)
Tax loss benefit not recorded for book purposes               436     186     843
                                                            ------  ------  ------

                                                            $   -   $   -   $   -


DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




10.     INCOME  TAXES  (cont'd)

The  net deferred tax assets at June 30, 2001 and 2000 consist of the following:


                                             2001       2000
                                            ------     ------
Net operating loss carryforwards            $ 3,777    $ 2,930
Investment loss differences                     344        233
Other timing differences                        227         86
Valuation allowance                          (4,348)    (3,249)
                                            -------     ------

Deferred tax asset, net. . . . .            $     -     $    -




        At June 30, 2001, the Company had $11.1 million in net operating loss carryforwards for United States federal income tax purposes. The carryforwards expire in the fiscal years ending in 2009 to 2020.


11.     SEGMENTED  INFORMATION

        The Company conducted substantially all of its business of investment and merchant banking activities and asset-based commercial lending in North America as one business segment.



12.     RELATED  PARTY  TRANSACTIONS

        During  the  year  ended  June  30,  2001,  the  Company:

        a)   Paid  or  accrued  $300,000  (2000  -  $300,000;  1999  -
             $300,000) in administrative fees to MFC Bancorp Ltd., and $Nil (2000 - $300,000; 1999 - $300,000) to Logan
             International Corp. whose former director is a director and officer of the Company. These fees were paid for the accounting and administration of the Company and reimbursement of office expenses.

        b)   Paid  $300,000  (2000  -  $300,000;  1999 - $300,000) of
             dividends on its preferred  shares  held by a subsidiary
             of MFC Bancorp Ltd. and accrued $149,000 (2000 - $149,000) for dividends to a subsidiary of MFC.

        c)   Received  $300,000 (2000 - $300,000; 1999 - $300,000) of dividends on its investments in preferred shares issued by another subsidiary of MFC Bancorp Ltd. and accrued $149,000 (2000 - $149,000) for dividends from a subsidiary of MFC.

        d) Received or accrued $Nil (2000 - $Nil; 1999 - $82,000) interest income from a company which had a common director.

        e) Received $972,000 (2000 - $Nil; 1999 - $Nil) on redemption of preferred shares and $52,000 (2000 - $Nil; 1999 - $Nil) for dividends from Ichor Corporation.

DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




13.     COMMITMENTS  AND  CONTINGENCIES

        In September 1999, Gibralt Holdings Ltd. ("Gibralt") commenced a putative derivative action in Delaware Chancery Court naming the Company, certain of its directors and officers and others as defendants. The claim has been filed in the form of a class action on behalf of shareholders, but has not received Court certification as such. Gibralt alleges that the defendants have breached certain fiduciary duties, engaged in self-dealing and failed in their disclosure obligations. The remedies sought by Gibralt include, among other things, recovery of funds, judgement for damages and certain other remedies that may be sought in the hearing of the claim.
        The Company believes Gibralt's claims to be entirely without merit and intends to vigorously defend against the lawsuit.



14.     SUPPLEMENTAL  DISCLOSURE  WITH  RESPECT  TO  CONSOLIDATED
          STATEMENT  OF  CASH  FLOWS

        Significant  non-cash  transactions  in  2001:  Nil

        Significant  non-cash  transactions  in  2000  include:

        (a) The Company received securities with fair value of $972,000 as settlement of an amount due from Ichor Corporation plus related accrued interest.

        Significant  non-cash  transactions  in  1999  include:

        (a) The Company exchanged bonds payable with a carrying value of $21,515,000 for a note payable of $21,515,000.

        (b) The Company cancelled 1,545,400 common shares held as treasury stock valued at $3,056,000.



15. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        The Company's consolidated financial statements have been prepared in Accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") which conform in all material respects with Canadian Generally Accepted Accounting Principles ("Canadian GAAP") except as set forth below:

        INVESTMENTS

        U.S. GAAP requires that trading securities be carried at fair market value with holding gains and losses included in the net income or loss. Warrants to acquire common stock for which a readily determinable fair market value is available and the Company has an unrestricted right to sell the warrant and/or underlying securities within one year are included in trading securities. Canadian GAAP would require that such securities be carried at the lower of cost or market with gains recorded only as realized. There were no differences between U.S. and Canadian GAAP in the determination of net income (loss) for the years ended June 30, 2001, 2000 and 1999.

DRUMMOND  FINANCIAL  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  tables  stated  in  thousands)
JUNE  30,  2001




15. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd )

        INVESTMENTS  (cont'd  )

        U.S. GAAP requires that the available for-sale securities be carried at fair market value with holding gains and losses included in the determination of comprehensive income and reported as a separate component of shareholders' equity. Canadian GAAP would require that such securities be carried at cost and written down only when a decline in value of the investment is other than temporary. Under Canadian GAAP, shareholders' equity and investment would both increase by $391,000 (2000 - $Nil).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DRUMMOND  FINANCIAL  CORPORATION


Date:  September  21,  2001                    By:     /s/  Michael  J.  Smith
                                                       -----------------------
                                                       Michael  J.  Smith
                                                       President,  Chief
                                                       Executive  Officer,
                                                       Chief  Financial  Officer
                                                       and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Michael  J.  Smith           Date:   September  21,  2001
-----------------------
Michael  J.  Smith
President,  Chief
Executive  Officer,
Chief  Financial  Officer
and  Director


/s/  Young-Soo  Ko                Date:   September  21,  2001
------------------
Young-Soo  Ko
Director


/s/  Oq-Hyun  Chin                Date:   September  21,  2001
------------------
Oq-Hyun  Chin
Director

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