Form 10-Q
period 2001-09-30
DRUMMOND FINANCIAL CORP
filed 2001-11-14
CIK 906549

- 2 -


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

            FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2001

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

(3531) 679 1688
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes   X    No
                                               -----     -----


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

           Class                             Outstanding at November 13,2001
           -----                             --------------------------------

     Common Stock, $0.01                                2,718,600
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


PART  I.  FINANCIAL  INFORMATION
                                   ----------------------

ITEM  1.  FINANCIAL  STATEMENTS



DRUMMOND  FINANCIAL  CORPORATION

CONSOLIDATED  FINANCIAL  STATEMENTS

FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001

(UNAUDITED)

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS)


                                SEPTEMBER 30, 2001        JUNE 30, 2001
           ------------------        -------------

                                     ASSETS

Cash  and  cash  equivalents              $       6,270         $      5,714
Receivables                                       7,716                7,883
Investments                                       8,382                9,190
Deferred debt issuance costs, net                   703                  749
                                           ------------         ------------
                                           $     23,071         $     23,536
                                           ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued
 liabilities                               $        350         $        216
Interest payable                                    790                  537
Accrued dividends payable                           224                  149
Debt                                             21,128               21,515
                                           ------------         ------------
                                                 22,492               22,417
                                           ------------         ------------
SHAREHOLDERS'  EQUITY
Capital  stock
  Preferred stock
   3,000,000 shares issued and
    outstanding                                      30                   30
  Additional paid-in capital                      5,970                5,970
                                           ------------         ------------
                                                  6,000                6,000
                                           ------------         ------------
  Common  stock,  $0.01  par  value
   2,718,600 shares issued and
    outstanding                                      27                   27
  Additional  paid-in  capital                   14,727               14,727
                                           ------------         ------------
                                                 14,754               14,754
                                           ------------         ------------
Accumulated other comprehensive
 loss                                              (411)                (391)
Deficit                                         (19,764)             (19,244)
                                           ------------         ------------
                                                 (5,421)              (4,881)
                                           ------------         ------------
                                                    579                1,119
                                           ------------         ------------
                                           $     23,071         $     23,536
                                           ============         ============








   The accompanying notes are an integral part of these financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                  FOR THE THREE        FOR THE THREE
                                       MONTHS ENDED         MONTHS ENDED
                                       SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                       ------------------   ------------------

Revenue
  Interest                                    $       146        $         216
  Loss  on  securities                               (246)                (275)
Dividend  and  other                                  100                   93
                                             ------------         ------------
                                                        -                   34

Costs  and  expenses
  Interest                                            324                  302
  General and administrative                          206                  215
                                             ------------         ------------
                                                      530                  517
                                             ------------         ------------

Loss before income tax                               (530)                (483)

Income tax expense                                      1                    1
                                             ------------         ------------

Loss before extraordinary item                       (531)                (484)
Extraordinary item, gain on debt
extinguishment                                         87                    -
                                             ------------         ------------
Net loss                                             (444)                (484)

Accumulated deficit, beginning
 of period                                        (19,244)             (17,675)
Dividends  payable                                    (76)                 (76)
                                             ------------         ------------
Accumulated deficit, end
 of period                                   $    (19,764)         $   (18,235)
                                             ============          ===========

Earnings (loss) per share
  Before extraordinary item                  $      (0.22)         $     (0.21)
  Extraordinary  item                                0.03                    -
                                             ------------         ------------
                                             $      (0.19)        $      (0.21)
                                             ============         ============

Weighted average number of shares               2,718,600            2,718,600
 outstanding                                 ============         ============








   The accompanying notes are an integral part of these financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)


                                  FOR THE THREE        FOR THE THREE
                                       MONTHS ENDED         MONTHS ENDED
                                       SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                       ------------------   ------------------


Operating activities:
  Loss before extraordinary
   item                                    $         (531)      $         (484)
  Adjustments to reconcile net loss to
   cash flows from operating
   activities
      Loss on securities                              246                  275
      Amortization of deferred debt
       issuance costs                                  32                   33

  Changes  in  non-cash  working
   capital  balances
      Other  receivables                              (79)                (122)
      Interest  receivable                            103                 (178)
      Due  from  affiliates                             -                1,056
      Interest  payable                               253                  269
      Accounts payable and accrued
       liabilities                                    134                   (6)
                                              -----------         ------------
                                                      158                  843
                                              -----------         ------------
     Purchase of trading securities                     -                    -
     Proceeds from sales of trading
      securities                                      542                    -
                                              -----------         ------------
       Net cash provided by
       operating  activities                          700                  843
                                              -----------         ------------


Investing  activities:
  Collection of a note                                142                    -
                                              -----------         ------------

Financing  activities:
  Repurchase of debentures                           (286)                   -
                                              -----------         ------------

Net change in cash and cash
 equivalents                                          556                  843
Cash and cash equivalents,
 beginning of period                                5,714                6,238
                                              -----------          -----------

Cash and cash equivalents,
 end of period                                $     6,270          $     7,081
                                              ===========          ===========
Cash paid during the period for:
  Interest expense                            $         -          $         -
  Income taxes                                $         1          $         1



   The accompanying notes are an integral part of these financial statements.

DRUMMOND FINANCIAL CORPORATION
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLARS IN THOUSANDS)


                                  FOR THE THREE        FOR THE THREE
                                       MONTHS ENDED         MONTHS ENDED
                                       SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                       ------------------    ------------------



Net loss                                    $        (444)        $       (484)

Other comprehensive loss:
  Unrealized loss on securities                       (20)                   -
                                             ------------         ------------
Total comprehensive loss                     $       (464)        $       (484)
                                             ============         ============







   The accompanying notes are an integral part of these financial statements.

DRUMMOND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the three months ended September 30, 2001 were of a normal, recurring nature. The amounts presented for the three months ended September 30, 2001 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 2001, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the three months ended September 30, 2001 and 2000, respectively. The weighted average number of shares outstanding was 2,718,600 for the three months ended September 30, 2001 and 2000, respectively.

PART I.  FINANCIAL INFORMATION
                                   ---------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the three months ended September 30, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001

Revenues for the three months ended September 30, 2001 decreased to nil from $34,000 for the comparative period of 2000. Revenues from interest decreased to $0.1 million for the three months ended September 30, 2001 from $0.2 million for the three months ended September 30, 2000. Loss on securities decreased to $0.2 million for the current period compared to a loss of $0.3 million for the comparative period in 2000. Revenues from dividends and other activities were $0.1 million for the three months ended September 30, 2001 and 2000, respectively.

Costs and expenses were $0.5 million for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses were $0.2 million for the three months ended September 30, 2001 and 2000, respectively.

Interest expense was $0.3 million for the three months ended September 30, 2001 and 2000, respectively.

No income tax provision was recognized for the three months ended September 30, 2001 and 2000, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the three months ended September 30, 2001, the Company reported a net loss of $0.4 million, or $0.19 per share, compared to a net loss of $0.5 million, or $0.21 per share, for the three months ended September 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation's cash and cash equivalents at September 30, 2001 were $6.3 million, an increase of $0.6 million from June 30, 2001.

Cash provided by operating activities for the three months ended September 30, 2001 was $0.2 million, compared to cash provided by operating activities of $0.8 million for the three months ended September 30, 2000. An increase in other receivables used cash of $79,000 in the three months ended September 30, 2001, compared to $122,000 in the three months ended September 30, 2000.

Investing activities provided cash of $0.1 million in the three months ended September 30, 2001 and had no effect on cash flow in the three months ended
September  30,  2000.

Financing activities used cash of $0.3 million in the three months ended September 30, 2001 and had no effect on cash flow in the three months ended
September  30,  2000.

The Corporation anticipates that its cash, investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
             MARKET  RISK

Reference is made to the Corporation's annual report on Form 10-K for the year ended June 30, 2001 for information concerning market risk.

PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the year ended June 30, 2001 for information concerning certain legal proceedings.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

        None.

(B)     REPORTS  ON  FORM  8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  13,  2001


                                               DRUMMOND  FINANCIAL  CORPORATION


                                               By: /s/Michael  J.  Smith
                                                   ----------------------------
Michael  J.  Smith
President, Chief Executive Officer  and  Chief  Financial  Officer