Form 10-K/A
period 2001-06-30
DRUMMOND FINANCIAL CORP
filed 2001-12-11
CIK 906549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On June 18, 2001, the board of directors of the Corporation and of Drummond Merger Corporation approved an agreement and plan of merger (the "Merger"). On June 18, 2001, shareholders of record of the Corporation's outstanding $0.01 par value common shares (the "Common Stock") and Series 1, Preferred Stock (the "Preferred Stock") owning in the aggregate 1,344,250 shares of Common Stock and 3,000,000 shares of Preferred Stock, representing 76.0% of the voting shares eligible to vote on the Merger and representing 100% of the outstanding Preferred Stock, executed a written consent approving the Merger. A majority of all shares entitled to vote on the Merger and a majority of the Preferred Stock was required to approve the Merger. The purpose of the Merger was to change the domicile of the Corporation from the State of Delaware to the State of Washington. The Merger has not yet been effected.

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


                                                      /S/ DAVIDSON & COMPANY
Vancouver, Canada.                                    Chartered Accountants
September 19, 2001

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

DRUMMOND  FINANCIAL  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (continued)
(Dollars  stated  in  thousands)
YEAR  ENDED  JUNE  30


                                                              2001      2000      1999
                                                            --------  --------  --------

CONTINUED

CASH FLOWS FROM FINANCING ACTIVITIES
 Note payable, net                                          $    -    $    -    $(2,526)
 Dividends paid on preferred shares                           (300)     (300)      (300)
                                                            ------    ------    -------

 Net cash used in financing activities                        (300)     (300)    (2,826)
                                                            ------    ------    -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR
  THE YEAR                                                    (524)    1,958        581


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 6,238     4,280      3,699
                                                            ------    ------    -------


CASH AND CASH EQUIVALENTS, END OF YEAR                      $5,714    $6,238    $ 4,280


CASH PAID DURING THE YEAR FOR:
   Interest expense                                         $1,747    $  941    $ 2,311
   Income taxes                                                  1         1          1




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

                                               DRUMMOND  FINANCIAL  CORPORATION


Date:  December  7,  2001                     By:     /s/  Michael  J.  Smith
                                                       -----------------------
                                                       Michael  J.  Smith
                                                       President,  Chief
                                                       Executive  Officer,
                                                       Chief  Financial  Officer
                                                       and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Michael  J.  Smith           Date:   December 7,  2001
-----------------------
Michael  J.  Smith
President,  Chief
Executive  Officer,
Chief  Financial  Officer
and  Director


/s/  Young-Soo  Ko                Date:   December 7,  2001
------------------
Young-Soo  Ko
Director


/s/  Oq-Hyun  Chin                Date:   December 7,  2001
------------------
Oq-Hyun  Chin
Director

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