Form 10-Q
period 2001-12-31
DRUMMOND FINANCIAL CORP
filed 2002-02-14
CIK 906549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                 (3531) 679-1688
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes   X    No
                                               -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

          Class                     Outstanding  at  February  14,  2002
          -----                     ------------------------------------

          Common Stock, $0.01                    2,718,600
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


                          PART I. FINANCIAL INFORMATION
                                  ----------------------


ITEM  1.  FINANCIAL  STATEMENTS


                         DRUMMOND FINANCIAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

                                  (UNAUDITED)

                         DRUMMOND FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                      DECEMBER 31, 2001      JUNE 30, 2001
                                      -----------------      -------------


                    ASSETS

Cash and cash equivalents             $        2,560         $        5,714
Receivables                                    8,549                  7,883
Investments                                    7,267                  9,190
Deferred debt issuance costs, net                467                    749
                                      --------------         --------------
                                      $       18,843         $       23,536
                                      ==============         ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued
  liabilities                         $           98         $          216
Interest payable                                 533                    537
Accrued dividends payable                        300                    149
Debt                                          14,949                 21,515
                                      --------------         --------------
                                              15,880                 22,417
                                      --------------         --------------

SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock
    3,000,000 shares issued and
    outstanding                                   30                     30
  Additional paid-in capital                   5,970                  5,970
                                      --------------         --------------
                                               6,000                  6,000
                                      --------------         --------------
  Common stock, $0.01 par value
  2,718,600 shares issued and
  outstanding                                     27                     27
  Additional paid-in capital                  14,727                 14,727
                                      --------------         --------------
                                              14,754                 14,754
                                      --------------         --------------

Accumulated other comprehensive loss            (313)                  (391)
Deficit                                      (17,478)               (19,244)
                                      --------------         --------------
                                              (3,037)                (4,881)
                                      --------------         --------------
                                               2,963                  1,119
                                      --------------         --------------
                                      $       18,843         $       23,536
                                      ==============         ==============





   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                              FOR THE SIX            FOR THE SIX
                                              MONTHS ENDED           MONTHS ENDED
                                              DECEMBER 31, 2001      DECEMBER 31, 2000
                                              -----------------      -----------------
Revenue
  Interest                                    $        338           $        475
  Gain (loss) on securities                            861                   (199)
  Dividend and other                                   175                    220
                                              ------------           ------------
                                                     1,374                    496
                                              ------------           ------------

Costs and expenses
  Interest                                             622                    606
  General and administrative                           447                    465
                                              ------------           ------------
                                                     1,069                  1,071
                                              ------------           ------------

Income (loss) before income tax                        305                   (575)
Income tax expense                                       -                      1
                                              ------------           ------------
Income (loss) before extraordinary item                305                   (576)
Extraordinary item, gain on debt
 extinguishment                                      1,612                      -
                                              ------------           ------------
Net income (loss)                                    1,917                   (576)

Accumulated deficit, beginning of period           (19,244)               (17,675)
Dividends payable                                     (151)                  (151)
                                              ------------           ------------
Accumulated deficit, end of period            $    (17,478)          $    (18,402)
                                              ============           ============

Earnings (loss) per share
  Before extraordinary item                   $       0.06           $      (0.27)
  Extraordinary item                                  0.59                      -
                                              ------------           ------------
                                              $       0.65           $      (0.27)
                                              ============           ============

Weighted average number of shares
  outstanding                                    2,718,600              2,718,600
                                              ============           ============





   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                           FOR THE THREE           FOR THE THREE
                                           MONTHS ENDED            MONTHS ENDED
                                           DECEMBER 31, 2001       DECEMBER 31, 2000
                                           -----------------       -----------------
Revenue
  Interest                                 $        192            $        259
  Gain on securities                              1,107                      76
  Dividend and other                                 75                     127
                                           ------------            ------------
                                                  1,374                     462
                                           ------------            ------------

Costs and expenses
  Interest                                          298                     304
  General and administrative                        240                     250
                                           ------------            ------------
                                                    538                     554
                                           ------------            ------------

Income (loss) before extraordinary
 item                                               836                     (92)
Extraordinary item, gain on debt
 Extinguishment                                   1,525                       -
                                           ------------            ------------
Net income (loss)                                 2,361                     (92)

Accumulated deficit, beginning of
 period                                         (19,764)                (18,235)
Dividends payable                                   (75)                    (75)
                                           ------------            ------------
Accumulated deficit, end of period         $    (17,478)           $    (18,402)
                                           ============            ============

Earnings (loss) per share
  Before extraordinary item                $       0.28            $      (0.06)
  Extraordinary item                               0.56                       -
                                           ------------            ------------
                                           $       0.84            $      (0.06)
                                           ============            ============

Weighted average number of shares
 Outstanding                                  2,718,600               2,718,600
                                           ============            ============





   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                FOR THE SIX          FOR THE SIX
                                                MONTHS ENDED         MONTHS ENDED
                                                DECEMBER 31, 2001    DECEMBER 31, 2000
                                                -----------------    -----------------
Operating activities:
  Income (loss) before extraordinary item       $         305        $        (576)
  Adjustments to reconcile income (loss)
    before extraordinary item to cash
     flows from operating activities
    (Gain) loss on securities                            (861)                 199
    Amortization of deferred debt issuance
     Costs                                                 64                   67

  Changes in non-cash working capital balances
    Other receivables                                     (73)                (199)
    Interest receivable                                   829                 (225)
    Due from/to affiliates                                (32)                  59
    Interest payable                                       (6)                (669)
    Accounts payable and accrued liabilities             (117)                 (22)
                                                -------------        -------------
                                                          109               (1,366)

  Purchase of trading securities                       (1,122)                   -
  Proceeds from sales of trading
   securities                                           1,193                  972
                                                -------------        -------------
      Net cash (used in) provided by
        operating activities                              180                 (394)
                                                -------------        -------------

Investing activities:
  Purchase of long-term investments                      (425)                   -
  Decrease (increase) in loans and notes
    receivable, net                                       142               (2,394)
                                                -------------        -------------
    Net cash used in investing activities                (283)              (2,394)

Financing activities:
  Repayment of debt                                    (3,051)                   -
                                                -------------        -------------

Net change in cash and cash equivalents                (3,154)              (2,788)
Cash and cash equivalents, beginning of
  period                                                5,714                6,238
                                                -------------        -------------
Cash and cash equivalents, end of period        $       2,560        $       3,450
                                                =============        =============

Cash paid during the period for:
  Interest expense                              $         563        $       1,208
  Income taxes                                  $           -        $           1





   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                       FOR THE SIX            FOR THE SIX
                                       MONTHS ENDED           MONTHS ENDED
                                       DECEMBER 31, 2001      DECEMBER 31, 2000
                                       -----------------      -----------------

Net income (loss)                      $      1,917           $      (576)

Other comprehensive gain (loss):
  Unrealized gain (loss) on
    securities                                   78                  (377)
                                       ------------           -----------

Total comprehensive income (loss)      $      1,995           $      (953)
                                       ============           ===========





   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                      FOR THE THREE          FOR THE THREE
                                      MONTHS ENDED           MONTHS ENDED
                                      DECEMBER 31, 2001      DECEMBER 31, 2000
                                      -----------------      -----------------
Net income (loss)                     $        2,361         $        (92)

Other comprehensive gain (loss):
  Unrealized gain (loss) on
   securities                                     98                 (377)
                                      --------------         ------------

Total comprehensive income (loss)     $        2,459         $       (469)
                                      ==============         ============





   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the six months and three months ended December 31, 2001, respectively, were of a normal, recurring nature. The amounts presented for the six months and three months ended December 31, 2001, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 2001, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the six months and three months ended December 31, 2001 and 2000, respectively. The weighted average number of shares outstanding was 2,718,600 for the six months and three months ended December 31, 2001 and 2000, respectively.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the six months and three months ended December 31, 2001, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  DECEMBER  31,  2001

Revenues for the six months ended December 31, 2001 increased to $1.4 million from $0.5 million for the comparative period of 2000. Revenues from interest decreased to $0.3 million for the six months ended December 31, 2001 from $0.5 million for the six months ended December 31, 2000. Gain on securities was $0.9 million for the current period compared to a loss of $0.2 million for the comparative period in 2000. Revenues from dividends and other activities decreased to $175,000 for the six months ended December 31, 2000 from $220,000 for the six months ended December 31, 2000.

Costs and expenses were $1.1 million for the six months ended December 31, 2001 and 2000. General and administrative expenses decreased slightly to $447,000 for the six months ended December 31, 2001 compared to $465,000 for the comparative period in 2000.

Interest expense increased slightly to $622,000 for the six months ended December 31, 2001 from $606,000 for the six months ended December 31, 2000.

No income tax provision was recognized for the six months ended December 31, 2001 and 2000, respectively, except for the payment of a minimum tax of $1,000 in the fiscal period 2000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the six months ended December 31, 2001, the Corporation reported net income of $1.9 million, or $0.65 per share, compared to a net loss of $0.6 million, or $0.27 per share, for the six months ended December 31, 2000. The Company recognized an extraordinary gain on debt extinguishment of $1.6 million (or $0.59 per share) in the current period.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  DECEMBER  31,  2001

Revenues for the three months ended December 31, 2001 increased to $1.4 million from $0.5 million for the comparative period of 2000. Revenues from interest decreased to $0.2 million for the three months ended December 31, 2001 from $0.3 million for the three months ended December 31, 2000. Gain on securities was $1.1 million the current period compared to $76,000 for the comparative period in 2000. Revenues from dividends and other activities decreased to $75,000 for the three months ended December 31, 2001 from $127,000 for the three months ended December 31, 2000.

Costs and expenses for the three months ended December 31, 2001 decreased slightly to $538,000 from $554,000 for the three months ended December 31, 2000. General and administrative expenses decreased to $240,000 for the three months ended December 31, 2001 compared to $250,000 for the comparative period in 2000.

Interest expense was $0.3 million for the three months ended December 31, 2001 and 2000, respectively.

For the three months ended December 31, 2001, the Corporation reported net income of $2.4 million, or $0.84 per share, compared to a net loss of $0.1 million, or $0.06 per share, for the three months ended December 31, 2000. The Company recognized an extraordinary gain on debt extinguishment of $1.5 million (or $0.56 per share) in the current quarter.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation's cash and cash equivalents at December 31, 2001 were $2.6 million, a decrease of $3.2 million from June 30, 2001.

Cash provided by operating activities for the six months ended December 31, 2001 was $0.2 million, compared to cash used in operating activities of $0.4 million for the six months ended December 31, 2000. An increase in receivables used cash of $73,000 in the six months ended December 31, 2001 compared to $0.2 million in the six months ended December 31, 2000.

Investing activities used cash of $0.3 million in the six months ended December 31, 2001 compared to $2.4 million in the six months ended December 31, 2000.

Financing activities used cash of $3.1 million in the six months ended December 31, 2001 representing the partial repayment of debt and had no effect on cash flows in the six months ended December 31, 2000.

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

Dated:  February  14,  2002


                                             DRUMMOND  FINANCIAL  CORPORATION

                                             By:   /s/  Michael  J.  Smith
                                                -----------------------------
                                                Michael  J. Smith, President,
                                                Chief Executive  Officer  and
                                                Chief  Financial  Officer