Form 10-Q
period 2002-03-31
DRUMMOND FINANCIAL CORP
filed 2002-05-15
CIK 906549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes    X    No
                                               ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                      Class                Outstanding at May14, 2002
                      -----                --------------------------
               Common Stock, $0.01                  2,718,600
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


                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.  FINANCIAL  STATEMENTS



                         DRUMMOND FINANCIAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE NINE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)

                         DRUMMOND FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                           MARCH 31, 2002    JUNE 30, 2001
                                           --------------    -------------
                                 ASSETS

Cash and cash equivalents                  $        2,756    $       5,714
Receivables                                         7,681            7,883
Investments                                         7,491            9,190
Deferred debt issuance costs, net                     450              749
                                           --------------    -------------
                                           $       18,378    $      23,536
                                           ==============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities   $          238    $         216
Interest payable                                      184              537
Accrued dividends payable                              74              149
Debt                                               14,949           21,515
                                           --------------    -------------
                                                   15,445           22,417
                                           --------------    -------------
SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock
  3,000,000 shares issued and outstanding              30               30
  Additional paid-in capital                        5,970            5,970
                                           --------------    -------------
                                                    6,000            6,000
                                           --------------    -------------
  Common stock, $0.01 par value
  2,718,600 shares issued and outstanding              27               27
  Additional paid-in capital                       14,727           14,727
                                           --------------    -------------
                                                   14,754           14,754

Accumulated other comprehensive loss                 (325)            (391)
Deficit                                           (17,496)         (19,244)
                                           --------------    -------------
                                                  (17,821)          (4,881)
                                           --------------    -------------
                                                    2,933            1,119
                                           --------------    -------------
                                           $       18,378    $      23,536
                                           ==============    =============




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                FOR THE NINE      FOR THE NINE
                                                MONTHS ENDED      MONTHS ENDED
                                                MARCH 31, 2002    MARCH 31, 2001
                                                --------------    --------------
Revenue
  Interest                                      $          473    $          695
  Gain (loss) on securities                              1,098              (205)
  Dividend and other                                       249               294
                                                --------------    --------------
                                                         1,820               784
                                                --------------    --------------

Costs and expenses
  Interest                                                 744               909
  General and administrative                               715               751
                                                --------------    --------------
                                                         1,459             1,660
                                                --------------    --------------

Income (loss) before income tax expense                    361              (876)
Income tax expense                                           -                 1
                                                --------------    --------------
Income (loss) before extraordinary item                    361              (877)
Extraordinary item, gain on debt extinguishment          1,612                 -
                                                --------------    --------------
Net Income (loss)                                        1,973              (877)

Accumulated deficit, beginning of period               (19,244)          (17,675)
Dividends paid and payable                                (225)             (225)
                                                --------------    --------------
Accumulated deficit, end of period              $      (17,496)   $      (18,777)
                                                ==============    ==============

Earnings (loss) per share
  Before extraordinary item                     $         0.05    $        (0.41)
  Extraordinary item                                      0.59                 -
                                                --------------    ---------------
                                                $         0.64    $        (0.41)
                                                ==============    ==============

Weighted average number of shares outstanding        2,718,600         2,718,600
                                                ==============    ==============




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                             FOR THE THREE     FOR THE THREE
                                             MONTHS ENDED      MONTHS ENDED
                                             MARCH 31, 2002    MARCH 31, 2001
                                             --------------    --------------
Revenue
  Interest                                   $          135    $          220
  Gain (loss) on securities                             237                (6)
  Dividend and other                                     74                74
                                             --------------    --------------
                                                        446               288
                                             --------------    --------------

Costs and expenses
  Interest                                              122               303
  General and administrative                            268               286
                                             --------------    --------------
                                                        390               589
                                             --------------    --------------

Net income (loss)                                        56              (301)

Accumulated deficit, beginning of period            (17,478)          (18,402)
Dividends payable                                       (74)              (74)
                                             --------------    ---------------
Accumulated deficit, end of period           $      (17,496)   $       (18,777)
                                             ==============    ===============

Loss per share                               $        (0.01)   $         (0.14)
                                             ==============    ===============

Weighted average number of shares
   outstanding.                                   2,718,600          2,718,600
                                             ==============    ===============




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                   FOR THE NINE      FOR THE NINE
                                                   MONTHS ENDED      MONTHS ENDED
                                                   MARCH 31, 2002    MARCH 31, 2001
                                                   --------------    --------------
Operating activities:
  Income (loss) before extraordinary item          $          361    $         (877)
  Adjustments to reconcile income (loss) before
    extraordinary item to net cash from
      operating activities
  (Gain) loss on securities                                (1,098)              205
  Amortization of deferred debt issuance costs                 81               100
  Changes in non-cash working capital balances
    Other receivables                                         (19)               23
  Interest receivable                                         932              (256)
    Due from/to affiliates                                      -               112
  Interest payable                                           (354)             (938)
  Accounts payable and accrued liabilities                     (2)               (2)
                                                   --------------    --------------
                                                              (99)           (1,633)
  Purchase of trading securities                           (1,122)                -
  Proceeds from sales of trading securities                 2,876               972
                                                   --------------    --------------
      Net cash provided by (used in)
        operating activities                                1,655              (661)
                                                   --------------    --------------
Investing activities:
  Purchase of long-term investments                          (425)                -
  Decrease (increase) in loans and notes
          receivable, net                                     847            (2,428)
                                                   --------------    --------------
      Net cash provided by (used in)
        investing activities                                  422            (2,428)
                                                   --------------    --------------
Financing activities:
  Repayment of debt                                        (4,735)                -
  Dividend on preferred shares                               (300)             (300)
                                                   --------------    --------------
      Net cash used in financing activities                (5,035)             (300)
                                                   --------------    --------------
Net change in cash and cash equivalents                    (2,958)           (3,389)
Cash and cash equivalents, beginning of period              5,714             6,238
                                                   --------------    --------------
Cash and cash equivalents, end of period           $        2,756    $        2,849
                                                   ==============    ==============
Cash paid during the period for:
  Interest expense                                 $        1,016    $        1,887
  Income taxes                                     $            -    $            1




   The  accompanying  notes are  an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                         FOR THE NINE      FOR THE NINE
                                         MONTHS ENDED      MONTHS ENDED
                                         MARCH 31, 2002    MARCH 31, 2001
                                         --------------    --------------
Net income (loss)                        $        1,973    $         (877)

Other comprehensive gain (loss):
  Unrealized gain (loss) on securities               66              (399)
                                         --------------    --------------

Total comprehensive income (loss)        $        2,039    $        (1,276)
                                         ==============    ===============




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                    FOR THE THREE     FOR THE THREE
                                    MONTHS ENDED      MONTHS ENDED
                                    MARCH 31, 2002    MARCH 31, 2001
                                    --------------    --------------
Net income (loss)                   $           56    $         (301)

Other comprehensive loss:
  Unrealized loss on securities                (12)              (22)
                                   ---------------    --------------

Total comprehensive income (loss)  $            44    $         (323)
                                   ===============    ==============




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the nine months and three months ended March 31, 2002, respectively, were of a normal, recurring nature. The amounts presented for the nine months and three months ended March 31, 2002, respectively, are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 2001, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the nine months and three months ended March 31, 2002 and 2001, respectively. The weighted average number of shares outstanding was 2,718,600 for the nine months and three months ended March 31, 2002 and 2001, respectively.

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

The  Corporation  had  no  loan  commitments  at  March  31,  2002.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Drummond Financial Corporation (the "Corporation") for the nine months and three months ended March 31, 2002, respectively, should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  MARCH  31,  2002

Revenues for the nine months ended March 31, 2002 increased to $1.8 million from $0.8 million for the comparative period of 2001, primarily as a result of a gain on securities. Revenues from interest decreased to $0.5 million for the nine months ended March 31, 2002 from $0.7 million for the nine months ended March 31, 2001, primarily as a result of a decrease in the average receivables compared to the same period last year. The Corporation has a gain on securities of $1.1 million for the current period compared to a loss of $0.2 million for the comparative period in 2001. Revenues from dividends and other activities decreased to $0.2 million for the nine months ended March 31, 2002 from $0.3 million for the nine months ended March 31, 2001.

Costs and expenses for the nine months ended March 31, 2002 were $1.5 million compared to $1.7 million for the comparative period of 2001. General and administrative expenses were $0.7 million for the nine months ended March 31, 2002, compared to $0.8 million for the comparative period of 2001.

Interest expense decreased to $0.7 million for the nine months ended March 31, 2002 from $0.9 million for the nine months ended March 31, 2001.

No income tax provision was recognized for the nine months ended March 31, 2002 and 2001, respectively, except for the payment of a minimum tax of $1,000 for the nine months ended March 31, 2001. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the nine months ended March 31, 2002, the Corporation reported a net income of $2.0 million, or $0.64 per share, compared to a net loss of $0.9 million, or $0.41 per share, for the nine months ended March 31, 2001.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2002

Revenues for the three months ended March 31, 2002 were $0.4 million, compared to $0.3 million for the comparative period of 2001. The Corporation had a gain on securities of $0.2 million in the three months ended March 31, 2002, compared to a loss on securities of $6,000 in the three months ended March 31, 2001. Revenues from interest were $0.1 million for the three months ended March 31, 2002, compared to $0.2 million for the three months ended March 31, 2001. Revenues from dividends and other activities were $74,000 for the three months ended March 31, 2002 and 2001, respectively.

Costs and expenses were $0.4 million for the three months ended March 31, 2002 compared to $0.6 million for the three months ended March 2001. General and administrative expenses were $0.3 million for the three months ended March 31, 2002 and 2001, respectively.

Interest expense was $0.1 million for the three months ended March 31, 2002 compared to $0.3 million for the three months ended March 31, 2001.

For the three months ended March 31, 2002, the Corporation reported net income of $56,000, or a net loss of $0.01 per share, compared to a net loss of $0.3 million, or $0.14 per share, for the three months ended March 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation's cash and cash equivalents at March 31, 2002 were $2.8 million, a decrease of $3.0 million from June 30, 2001.

Operating activities provided cash of $1.7 million in the nine months ended March 31, 2002, compared to using cash of $0.7 million in the nine months ended March 31, 2001. Net sales of trading securities provided cash of $1.8 million in the nine months ended March 31, 2002, compared to $1.0 million in the nine months ended March 31, 2001.

Investing activities provided cash of $0.4 million in the nine months ended March 31, 2002 primarily due to a decrease in loans and notes receivable. In the nine months ended March 31, 2001, investing activities used cash of $2.4 million.

Financing activities used cash of $5.0 million in the nine months ended March 31, 2002 representing a repayment of debt as to $4.7 million and a payment of dividends on preferred shares as to $0.3 million. In the comparative period in 2001, financing activities used cash of $0.3 million representing the payment of dividends on preferred shares.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Corporation held its annual meeting of shareholders on January 11, 2002. At the meeting, Oq-Hyun Chin was re-elected for a three year term to serve until the annual meeting of shareholders to be held following the fiscal year ending June 30, 2004, or until his successor is elected and qualified. Of the shares eligible for voting at the meeting, 5,406,664 shares were voted for Mr. Chin's re-election, 1,000 shares were withheld from voting and there were no abstentions and broker non-votes. Young Soo Ko and Michael J. Smith continued their terms as directors of the Corporation.

ITEM  5.  OTHER  INFORMATION

In order to effect a change in the domicile of the Corporation from Delaware to the State of Washington, the Corporation entered into a Plan and Agreement of Merger (the "Plan") on June 18, 2001 pursuant to which Drummond Financial
Corporation,  a  Delaware  corporation,  merged  with  and  into Drummond Merger
Corporation, a Washington corporation. Drummond Merger Corporation was the surviving corporation under the name Drummond Financial Corporation. The articles of incorporation and bylaws of the Washington corporation became the articles of incorporation and bylaws of the Corporation. Articles of Merger were filed by the Washington Secretary of State on January 18, 2002 and a Certificate of a Merger was filed by the Delaware Secretary of State on February 22, 2002. The Plan, new articles of incorporation and new bylaws of the Corporation are attached hereto as Exhibit 3.6. For further details on the merger, refer to the Corporation's Schedule 14C Information Statement dated December 11, 2001.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

     3.6.  Plan  and  Agreement  of  Merger,  Articles  of  Incorporation and
           By-laws.

(b)  REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  14,  2002


                                                  DRUMMOND FINANCIAL CORPORATION

                                                  By:  /s/  Michael  J.  Smith
                                                       ------------------------
                                                  Michael  J. Smith, President,
                                                  Chief Executive  Officer  and
                                                  Chief  Financial  Officer