Form 10-K
period 2002-06-30
DRUMMOND FINANCIAL CORP
filed 2002-10-24
CIK 906549

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

      FLOOR 21, MILLENNIUM TOWER, HANDELSKAI 94-96, A-1200 VIENNA, AUSTRIA
                               (ADDRESS OF OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (43) 1 24025 102

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,000,516 as of October 11, 2002, computed on the basis of the closing price on such date.

The number of shares outstanding of the Registrant's Common Stock as of October 23, 2002 was 2,718,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Proxy Statement to be filed within 120 days of the fiscal year ended June 30, 2002 are incorporated by reference into Part III.


================================================================================

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

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.       BUSINESS........................................................4

ITEM 2.       PROPERTIES......................................................5

ITEM 3.       LEGAL PROCEEDINGS...............................................5

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............5

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................6

ITEM 6.       SELECTED FINANCIAL DATA.........................................7

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................8

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK....................................................10

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................11

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................11

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............12

ITEM 11.      EXECUTIVE COMPENSATION.........................................12

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................................12

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................12

ITEM 14.      CONTROLS AND PROCEDURES........................................12

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K............................................12

SIGNATURES...................................................................31

CERTIFICATION................................................................32

                                     PART I

ITEM 1.   BUSINESS

THE CORPORATION

Drummond Financial Corporation was incorporated in June 1993 pursuant to the laws of the State of Delaware and commenced operations in August 1993. In October 1996, the Corporation changed its name from "CVD Financial Corporation" to "Drummond Financial Corporation". In July 2001, the Corporation changed its domicile from the State of Delaware to the State of Washington.

In this document, unless the context otherwise requires, the "Corporation" refers to Drummond Financial Corporation and its subsidiaries.

GENERAL

The Corporation operates in the financial services business internationally, engaging primarily in merchant banking activities. The Corporation's merchant banking activities include seeking controlling interests in businesses or assets, which the Corporation believes are undervalued. In prior years, the Corporation was primarily engaged in asset-based commercial lending, which primarily involved the administration and realization of an existing loan portfolio comprised of loans to emerging companies, which portfolio was fully settled during fiscal 1999.

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

While the Corporation has nominally competed with commercial banks, leasing companies and asset-based lenders with respect to its asset-based lending activities, its primary competitors have been venture capital firms, which also invest in emerging growth companies.

As at June 30, 2002, the Corporation had one employee.

ITEM 2.   PROPERTIES

The Corporation's administrative office is located in Vienna, Austria and is leased.

ITEM 3.   LEGAL PROCEEDINGS

In September 1999, Gibralt Holdings Ltd. ("Gibralt") commenced a putative derivative action in Delaware Chancery Court (the "Court") naming Drummond Financial Corporation (the "Corporation"), certain of its directors and officers and others as defendants. The action was filed in the form of a class action on behalf of shareholders, but did not receive Court certification as such at the time. The action was subsequently amended to substitute certain individual plaintiffs (the "Individual Plaintiffs") in place of Gibralt and amend the action to withdraw certain claims dismissed by the Court and clarify other claims. The Corporation and other defendants believe the claims to be entirely without merit and have vigorously defended against the action.

On July 25, 2002, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release in connection with the proposed settlement (the "Settlement") of the action. The Settlement is subject to final Court approval. If such approval is obtained, the Corporation will make an offer to purchase all of the outstanding shares of the Corporation's common stock not owned by the defendants and/or their associates and affiliates at a price of $1.25 per share. The Settlement will release any or all claims of the plaintiffs and derivative claims against the defendants, their affiliates, successors, heirs and assigns and any past or present officers and directors of the Corporation that were or could have been brought in the action, and to the maximum extent permitted under law, any claims that could have been brought under federal or state laws. The Settlement also releases any and all claims by the defendants against the Individual Plaintiffs that either could have been brought in the action or that in any way arise out of the action or the Individual Plaintiffs' conduct of the action. The action will be temporarily maintained as a class action, for the purposes of the Settlement only, and will not be an admission or concession on the part of any person of any liability or wrongdoing by them. The settlement also provides that plaintiff's counsel is to receive $125,000 for attorney's fees and expenses in connection with the action. For further information with respect to the Settlement, see the Corporation's Form 8-K filed July 26, 2002 with the U.S. Securities and
Exchange Commission.

The Corporation is subject to claims and matters of litigation arising in the ordinary course of its business. The Corporation does not believe that the outcome of such litigation will have a material adverse effect on its business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(a) MARKET INFORMATION. In March 1997, the Corporation's common stock was listed and posted for trading on the Vancouver Stock Exchange (now known as the TSX Venture Exchange) under the trading symbol "DFC.U". Since August 1995, the Corporation's common stock has been quoted on the OTC Bulletin Board under the trading symbol "DFCUE".

The following table sets forth the high and low sales prices per share of the Corporation's common stock on the OTC Bulletin Board for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

          FISCAL QUARTER ENDED                           HIGH       LOW
          --------------------                          ------     ------
          2000
          September 30..................................$ 0.37     $ 0.24
          December 31...................................  0.25       0.13

          2001
          March 31......................................  0.14       0.07
          June 30.......................................  0.80       0.06
          September 30..................................  0.17       0.07
          December 31...................................  0.13       0.06

          2002
          March 31......................................  0.51       0.11
          June 30.......................................  0.54       0.25
          September 30..................................  1.01       0.15
          Period ended October 22, 2002.................  0.97       0.77

(b) SHAREHOLDERS. As of October 22, 2002, there were approximately 40 holders of record of the Corporation's common stock.

(c) DIVIDENDS. The Corporation has not paid any dividends on its common stock and does not contemplate the payment of such dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the Corporation for the last five fiscal years ended June 30, 2002. The information in the table was extracted from the more detailed consolidated financial statements and related notes included in this annual report and should be read in conjunction with such financial statements and related notes.

                                                       YEAR ENDED JUNE 30,
                                    ----------------------------------------------------------
                                      2002        2001         2000         1999        1998
                                    --------    --------     --------     --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenues .......................    $  2,046    $    872     $  2,650     $  2,297    $  1,354
Expenses .......................       1,640       2,140        2,541        1,960       3,540
Income (loss) from continuing
   operations ..................         406      (1,269)         108          336      (2,607)
Extraordinary item .............       2,361          --           --           --          --
Net income (loss) ..............       2,767      (1,269)         108          336      (2,122)

COMMON SHARE DATA(1)
Income (loss) from continuing
   operations per common share..        0.04       (0.58)       (0.07)        0.01       (1.07)
Income from extraordinary
   item per common share .......        0.87          --           --           --          --
Net income (loss) per common
   share .......................        0.91       (0.58)       (0.07)        0.01       (0.89)
Weighted average common shares
   outstanding (in thousands)...       2,719       2,719        2,719        2,719       2,719

BALANCE SHEET DATA
Total assets ...................      16,535      23,536       26,000       25,999      29,535
Long-term obligations ..........      11,949      21,515       21,515       21,515      21,515
Total stockholders' equity(2)...       3,713       1,119        3,079        3,271       3,235

---------------
(1)  Basic and diluted common share data is the same.
(2)  Including preferred stock of face value $6,000,000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Corporation for the fiscal years ended June 30, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2001

Revenues for the year ended June 30, 2002 increased to $2.0 million from $0.9 million for the year ended June 30, 2001, primarily as a result of a net gain on investments. Interest income decreased to $0.6 million for the year ended June 30, 2002 from $0.9 million for the year ended June 30, 2001. Revenues from dividends decreased to $0.3 million for the year ended June 30, 2002 from $0.4 million for the year ended June 30, 2001.

Costs and expenses for the year ended June 30, 2002 decreased to $1.6 million from $2.1 million for the year ended June 30, 2001, primarily as a result of lower interest and general and administrative expenses. General and administrative expenses decreased to $0.6 million for the year ended June 30, 2002 from $0.9 million for the year ended June 30, 2001.

Interest expense decreased to $1.0 million for the year ended June 30, 2002 from $1.2 million for the year ended June 30, 2001 as a result of a reduction in debt during the current period.

No income tax provision was recognized for the years ended June 30, 2002 and 2001, respectively, except for the payment of a minimum tax of $1,000 in the year ended June 30, 2001. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

In the year ended June 30, 2002, the Corporation recognized a gain, net of tax, of $2.4 million (or $0.87 per share) as a result of the settlement of a portion of its outstanding debt during the current period.

The Corporation had net income of $2.8 million, or $0.91 per common share, for the year ended June 30, 2002, compared to a net loss of $1.3 million, or $0.58 per common share, for the year ended June 30, 2001.

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

Revenues for the year ended June 30, 2001 decreased to $0.9 million from $2.7 million for the year ended June 30, 2000, primarily as a result of a net loss on investments. Interest income decreased to $0.9 million for the year ended June 30, 2001 from $1.1 million for the year ended June 30, 2000. Revenues from dividends and other activities increased to $0.4 million for the year ended June 30, 2001 from $0.3 million for the year ended June 30, 2000.

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

No income tax provision was recognized for the years ended June 30, 2001 and 2000, respectively, except for the payment of a minimum tax of $1,000. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards, which have not been recognized as there is no assurance that they will be realized.

Net loss for the year ended June 30, 2001 was $1.3 million, or $0.58 per common share, compared to a net income of $0.1 million, or $0.07 loss per common share, for the year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash and cash equivalents at June 30, 2002 were $0.7 million, a decrease of $5.1 million from June 30, 2001.

Cash provided by operating activities for the year ended June 30, 2002 was $1.7 million, compared to cash used by operating activities of $0.9 million for the year ended June 30, 2001. Cash used by operating activities before activities in trading securities was $30,000 in the year ended June 30, 2002, compared to $0.2 million in the year ended June 30, 2001. A decrease in accounts payable and accrued liabilities used cash of $0.2 million in the year ended June 30, 2002, compared to an increase in same providing cash of $0.2 million in the year ended June 30, 2001. A decrease in receivables provided cash of $0.7 million in the year ended June 30, 2002, compared to $0.9 million in the comparable period of 2001. Net sales of trading securities provided cash of $1.8 million in the year ended June 30, 2002, compared to net purchases of trading securities using cash of $0.6 million in the year ended June 30, 2001.

Investing activities for the year ended June 30, 2002 provided cash of $0.4 million, compared to $0.6 million for the year ended June 30, 2001. In the year ended June 30, 2002, a net increase in notes receivable used cash of $0.7 million, compared to a net decrease in same providing cash of $6.5 million in the year ended June 30, 2001. Net sales of long-term investments provided cash of $1.1 million for the year ended June 30, 2002.

Financing activities for the year ended June 30, 2002 used cash of $7.2 million, primarily as a result of the repayment of debt during the current period. The payment of dividends on preferred shares used cash of $0.3 million in each of the years ended June 30, 2002 and 2001.

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

INTEREST RATE RISK

Fluctuations in interest rates may affect the fair value of financial instruments sensitive to interest rates. An increase in interest rates may decrease the fair value and a decrease in interest rates may increase the fair value of such financial instruments. The Corporation's financial instruments which may be sensitive to interest rate fluctuations are investments, notes receivable and debt obligations. The following table provides information about the Corporation's exposure to interest rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at June 30, 2002 and 2001 and expected cash flows from these instruments:

AS AT JUNE 30, 2002

                                                   EXPECTED FUTURE CASH FLOW(3)
                          ----------------------------------------------------------------------------
                          CARRYING    FAIR
                            VALUE     VALUE     2003     2004     2005     2006     2007    THEREAFTER
                          --------   -------   ------   ------   ------   ------   ------   ----------
                                                         (IN THOUSANDS)
Investments(1).......     $  6,952   $ 6,952   $  334   $  853   $  300   $  300   $  300   $    6,425
Notes receivable.....        6,837     6,837    7,432       --       --       --       --           --
Debt obligations(2)..       11,949    11,949      597      597      597      597      597       12,596

----------
(1)  Investments consist of debt securities and fixed yield securities.
(2) Debt obligations consist of a promissory note bearing interest at 5.00% per annum and maturing on July 31, 2008.
(3) Including interest and dividends. Current investments are assumed to be sold in year 1 and long-term investment in perpetual preferred shares in year 6.

AS AT JUNE 30, 2001

                                                   EXPECTED FUTURE CASH FLOW(3)
                           ----------------------------------------------------------------------------
                           CARRYING    FAIR
                            VALUE      VALUE     2002     2003     2004     2005     2006    THEREAFTER
                           --------   -------   ------   ------   ------   ------   ------   ----------
                                                         (IN THOUSANDS)
Investments(1).......      $  6,456   $ 6,456   $  756   $  300   $  300   $  300   $  300   $    6,000
Notes receivable.....         6,042     6,042    6,372       --       --       --       --           --
Debt obligations(2)..        21,515    21,515    1,076    1,076    1,076    1,076    1,076       23,756

----------
(1)  Investments consist of debt securities and fixed yield securities.
(2) Debt obligations consist of a promissory note bearing interest at 5.00% per annum and maturing on July 31, 2008.
(3) Including interest and dividends. Current investments are assumed to be sold in year 1 and long-term investment in perpetual preferred shares in year 6.

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

AS AT JUNE 30, 2002

                                                    EXPECTED FUTURE CASH FLOW
                         ----------------------------------------------------------------------------
                         CARRYING    FAIR
                           VALUE     VALUE     2003     2004     2005     2006     2007    THEREAFTER
                         --------   -------   ------   ------   ------   ------   ------   ----------
                                                         (IN THOUSANDS)
Investments(1)......     $    614   $   614   $  426   $   --   $   --   $   --   $   --   $      188

----------
(1)  Investments consist of equity securities.


AS AT JUNE 30, 2001

                                                    EXPECTED FUTURE CASH FLOW
                         ----------------------------------------------------------------------------
                         CARRYING    FAIR
                           VALUE     VALUE     2002     2003     2004     2005     2006    THEREAFTER
                         --------   -------   ------   ------   ------   ------   ------   ----------
                                                         (IN THOUSANDS)
Investments(1)......     $  2,734   $ 2,734   $2,645   $   --   $   --   $   --   $   --   $       89

----------
(1)  Investments consist of equity securities.


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

ITEM 14.  CONTROLS AND PROCEDURES

Not applicable.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

          2.3 Plan and Agreement of Merger between Drummond Financial Corporation and Drummond Merger Corporation dated June 18, 2001. Incorporated by reference to Information Statement on Form DEF14C of Drummond Financial Corporation filed July 11, 2001.

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

          3.4 Articles of Incorporation dated June 13, 2001. Incorporated by reference to Form 10-K dated May 14, 2002.

          3.5   Bylaws. Incorporated by reference to Form S-1 filed June 7,
                1993.

          3.6 Amendment to the Bylaws adopted as of July 20, 1993. Incorporated by reference to Amendment No. 1 to Form S-1 filed July 26, 1993.

          3.7 Bylaws dated June 18, 2001. Incorporated by reference to Form 10-Q dated May 14, 2002.

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

          10.4 Stipulation and Agreement of Compromise, Settlement and Release dated July 25, 2002.

          21    List of subsidiaries of the Registrant.

          99    Certification of Periodic Report.

(b)  Reports on Form 8-K

       Form 8-K filed July 26, 2002.
         Item 5 - Other Events

                         DRUMMOND FINANCIAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

INDEPENDENT AUDITORS' REPORT




To the Shareholders of
Drummond Financial Corporation


We have audited the consolidated balance sheets of Drummond Financial Corporation as at June 30, 2002 and 2001 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended June 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2002 and 2001 and the results of its operations and cash flows for the years ended June 30, 2002, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

                                        /s/ Davidson & Company

Vancouver, Canada                       Chartered Accountants

October 11, 2002

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars stated in thousands)
AS AT JUNE 30

============================================================================================    ==============    =============

                                                                                                          2002             2001
--------------------------------------------------------------------------------------------    --------------    -------------


ASSETS

CASH AND CASH EQUIVALENTS                                                                       $          663    $       5,714
RECEIVABLES (Note 4)                                                                                     7,966            7,883
INVESTMENTS (Note 5)                                                                                     7,566            9,190
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $556 (2001 - $864)                        340              749
                                                                                                --------------    -------------

                                                                                                $       16,535    $      23,536
============================================================================================    ==============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                        $          374    $         216
INTEREST PAYABLE                                                                                           350              537
ACCRUED DIVIDENDS PAYABLE                                                                                  149              149
DEBT (Note 7)                                                                                           11,949           21,515
                                                                                                --------------    -------------

                                                                                                        12,822           22,417
                                                                                                --------------    -------------

SHAREHOLDERS' EQUITY (Note 8)
    Capital stock
       Preferred stock, $0.01 par value
             5,000,000  shares authorized
             3,000,000  shares issued and outstanding at June 30, 2002 and 2001                             30               30
       Additional paid-in capital                                                                        5,970            5,970
                                                                                                --------------    -------------

                                                                                                         6,000            6,000
                                                                                                --------------    -------------
       Common stock, $0.01 par value
            10,000,000  shares authorized
             2,718,600  shares issued and outstanding at June 30, 2002 and 2001                             27               27
       Additional paid-in capital                                                                       14,727           14,727
                                                                                                --------------    -------------

                                                                                                        14,754           14,754

    Accumulated other comprehensive loss                                                                  (264)            (391)
    Deficit                                                                                            (16,777)         (19,244)
                                                                                                --------------    -------------

                                                                                                        (2,287)          (4,881)
                                                                                                --------------    -------------

                                                                                                         3,713            1,119
                                                                                                --------------    -------------

                                                                                                $       16,535    $      23,536
============================================================================================    ==============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars stated in thousands; except per share amounts)
YEAR ENDED JUNE 30

==========================================================================  ===============  ==============  ===============

                                                                                       2002            2001             2000
--------------------------------------------------------------------------  ---------------  --------------  ---------------


REVENUE
    Interest                                                                $           612  $          918  $         1,075
    Gain (loss) on investments, net                                                   1,110            (415)           1,272
    Dividend income                                                                     324             352              300
    Other                                                                                 -              17                3
                                                                            ---------------  --------------  ---------------

                                                                                      2,046             872            2,650
                                                                            ---------------  --------------  ---------------

EXPENSES
    Interest                                                                          1,011           1,211            1,349
    General and administrative                                                          629             929            1,192
                                                                            ---------------  --------------  ---------------

                                                                                      1,640           2,140            2,541
                                                                            ---------------  --------------  ---------------

INCOME (LOSS) FROM OPERATIONS                                                           406          (1,268)             109

INCOME TAX EXPENSE                                                                        -              (1)              (1)
                                                                            ---------------  --------------  ---------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                 406          (1,269)             108

EXTRAORDINARY ITEM: GAIN ON DEBTS, NET OF INCOME TAX (Note 7)                         2,361               -                -
                                                                            ---------------  --------------  ---------------

NET INCOME (LOSS)                                                           $         2,767  $       (1,269) $           108
==========================================================================  ===============  ==============  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Note 8)

  Before extraordinary item                                                 $          0.04  $        (0.58) $         (0.07)

  Extraordinary item                                                                   0.87               -                -
                                                                            ---------------  --------------  ---------------

                                                                            $          0.91  $        (0.58) $         (0.07)
==========================================================================  ===============  ==============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                              2,718,600       2,718,600        2,718,600
==========================================================================  ===============  ==============  ===============


        The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars stated in thousands)
YEAR ENDED JUNE 30

============================================================================== ===============  ==============  ===============

                                                                                          2002            2001             2000
------------------------------------------------------------------------------ ---------------  --------------  ---------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Income (loss) before extraordinary item for the year                       $          406   $      (1,269)  $           108
    Adjustments to reconcile income (loss) to cash:
       Loss (gain) on investments, net                                                 (1,110)            415            (1,272)
       Amortization of deferred debt issuance costs                                       100             134               134

    Changes in non-cash working capital balances:
       Interest receivable                                                                831            (402)             (576)
       Other receivable                                                                  (120)          1,341              (168)
       Due to/from affiliate                                                              328              40               860
       Interest payable                                                                  (170)           (670)              274
       Accounts payable and accrued liabilities                                          (188)            166               (81)
       Other                                                                             (107)             (2)                6
    Purchase of trading securities                                                     (1,122)         (2,825)             (328)
    Proceeds from sales of trading securities                                           2,876           2,201             5,373
                                                                               ---------------  --------------  ---------------

    Net cash provided by (used in) operating activities                                 1,724            (871)            4,330
                                                                               ---------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances on loans receivable                                                            -         (11,752)                -
    Payments collected on loans receivable                                                  -           5,852                 -
    Decrease (increase) in notes receivable, net                                         (686)          6,547            (2,072)
    Purchases of long-term investments                                                   (425)              -                 -
    Proceeds from sales of long-term investments                                        1,532               -                 -
                                                                               ---------------  --------------  ---------------

    Net cash provided by (used in) investing activities                                   421             647            (2,072)
                                                                               ---------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of debt                                                                  (6,896)             -                  -
    Dividends paid on preferred shares                                                   (300)           (300)             (300)
                                                                               ---------------  --------------  ---------------

    Net cash used in financing activities                                              (7,196)           (300)             (300)
                                                                               ---------------  --------------  ---------------


                                  - CONTINUED -

        The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars stated in thousands)
YEAR ENDED JUNE 30

============================================================================== ==============   =============   ==============

                                                                                         2002            2001             2000
------------------------------------------------------------------------------ --------------   -------------   --------------

CONTINUED...


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR                          (5,051)           (524)           1,958

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            5,714           6,238            4,280
                                                                               --------------   -------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $          663   $       5,714   $        6,238
============================================================================== ==============   =============   ==============

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                           $        1,100   $       1,747   $          941
    Income taxes                                                                            -               1                1
============================================================================== ==============   =============   ==============


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 15)

        The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars stated in thousands)

===================================================================================================================================
                                   Preferred Stock                      Common Stock
                           -------------------------------  ----------------------------------
                                                                                                   Accum-
                                                                                                   ulated
                                                                                                    Other                     Total
                                                  Additional                          Additional   Compre-                   Share-
                               Number                Paid-in       Number                Paid-in   hensive                 holders'
                            of Shares    Amount      Capital    of Shares    Amount      Capital      Loss      Deficit      Equity
--------------------------  ---------  ---------  ----------   ----------   --------  ----------  --------   ----------  ----------

BALANCE AT  JUNE 30, 1999   3,000,000  $      30  $   5,970     2,718,600   $     27  $   14,727  $      -   $  (17,483) $    3,271

Net income for the year             -          -           -            -          -           -         -          108         108

Dividends paid and payable          -          -           -            -          -           -         -         (300)       (300)
                            ---------  ---------  ----------   ----------   --------  ----------  --------   ----------  ----------

BALANCE AT JUNE 30, 2000    3,000,000         30       5,970    2,718,600         27      14,727         -      (17,675)      3,079

Net loss for the year               -          -           -            -          -           -         -       (1,269)     (1,269)

Dividends paid and payable          -          -           -            -          -           -         -         (300)       (300)

Unrealized holding loss on
  available for-sale
  securities                        -          -           -            -          -           -      (391)           -        (391)
                            ---------  ---------  ----------   ----------   --------  ----------  --------   ----------  ----------

BALANCE AT JUNE 30, 2001    3,000,000         30       5,970    2,718,600         27      14,727      (391)     (19,244)      1,119

Net income for the year             -          -           -            -          -           -         -        2,767       2,767

Dividends paid and payable          -          -           -            -          -           -         -         (300)       (300)

Unrealized holding gain on
  available-for-sale
  securities                        -          -           -            -          -           -       127           -          127
                            ---------  ---------  ----------   ----------   --------  ----------  --------   ----------  ----------

BALANCE AT JUNE 30, 2002    3,000,000  $      30   $   5,970    2,718,600   $     27  $   14,727  $   (264) $  (16,777)  $    3,713
==========================  =========  =========   =========   ==========   ========  ==========  ========  ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

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

         USE OF ESTIMATES

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

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

         EARNINGS (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

         FOREIGN CURRENCY

         The monetary assets and liabilities of the Company that are denominated in foreign currencies are translated at the rate of exchange at the balance sheet date and non-monetary items are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the year. Exchange gains and losses arising on translation are included in the statement of operations.

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

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity other than transactions with owners in their capacity as owners. The Company has other comprehensive income of $127,000, $391,000 loss and $Nil during the years ended June 30, 2002, 2001 and 2000, respectively, representing the unrealized holding gain or loss on available-for-sale securities.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

         In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted for fiscal years beginning after December 15, 2001.

         In April 2002, FASB issued Statements of Financial Accounting No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

         In June 2002, the FASB issued Statements of Financial Accounting Standards No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities" that nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF Issue 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         RECENT ACCOUNTING PRONOUNCEMENTS (cont'd...)

         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

         COMPARATIVE FIGURES

         Certain comparative figures have been reclassified to conform with the current year's presentation.

4.       RECEIVABLES

         ============================================================ =============  =============

                                                                               2002           2001
         ------------------------------------------------------------ -------------  -------------

         Notes and loans receivable                                   $       6,837  $       6,042
         Accrued dividend receivable                                            149            149
         Other receivables                                                      980          1,692
                                                                      -------------  -------------

                                                                      $       7,966  $       7,883
         ============================================================ =============  =============

         The carrying amount of the receivables approximates their fair value which is based on the discounted present value of their estimated future cash flows.

5.       INVESTMENTS

         ============================================================ =============  =============

                                                                               2002           2001
         ------------------------------------------------------------ -------------  -------------

         Trading securities:
             Bonds and debentures                                     $           -  $         456
             Equity securities                                                  426          2,645
                                                                      -------------  -------------

                                                                                426          3,101
                                                                      -------------  -------------
         Available-for-sale securities:
             Bonds and debentures                                               527              -
             Equity securities                                                  188             89
                                                                      -------------  -------------

                                                                                715             89
                                                                      -------------  -------------

         Other investments                                                    6,425          6,000
                                                                      -------------  -------------

                                                                      $       7,566  $       9,190
         ============================================================ =============  =============

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

5.       INVESTMENTS (cont'd...)

         For the year ended June 30, 2002, the Company recognized an unrealized holding gain (loss) of $267,000 (2001 - ($75,000); 2000 - ($40,000))
         and a realized gain (loss) of $159,000 (2001 - ($340,000); 2000 -
         $846,000) on trading securities.

         For the year ended June 30, 2002 the Company recorded an unrealized gain (loss) of $127,000 (2001 - ($391,000); 2000 - $Nil) on the available-for-sale securities which is recorded as other comprehensive loss under the shareholders' equity section.

         Other investments consist of preferred shares in a company under common control and in an unrelated company. The preferred shares in the Company under common control are stated at cost of $6,000,000 at June 30, 2002 and 2001 because there is no ready market for the shares. The carrying amount approximates their fair value which is based on their retractibility feature and dividend rate compared to market rate.

6.       INVESTMENT - AT EQUITY

         As at June 30, 1998, the Company's investment was comprised of 1,070,320 common shares of Mymetics Corporation (formerly Ichor Corporation) which represented 21.81% of the total outstanding shares. The Company has accounted for its investment using the equity method of accounting. During 1999, the Company sold the investment to an affiliate for consideration of 94% of the proceeds from the future sales by the affiliate of all or part of the investment on or before December 31, 2003. During 2000, 779,435 shares of Mymetics Corporation were sold for an accounting gain of $2,158,000. During 2002, the remaining shares were sold for an accounting gain of $684,000.

7.       DEBT

         Under an indenture dated August 26, 1993 (the "Master Indenture"), the Company was authorized to issue up to $500 million of unsecured, subordinated variable rate bonds (the "Bonds"). The Bonds could have been issued in series, each substantially identical in form pari passu in right and having substantially identical terms except for the date of issuance. The Company could not issue any subsequent series of Bonds unless no event of default under the Master Indenture had occurred or had been continuing with respect to any Bond previously issued within the 12 month period immediately preceding the date of issuance of such subsequent series, and not less than 75 percent of the net proceeds received from the issuance of the immediately preceding series of Bonds had been utilized or formally committed.

         In August 1993, the Company made an initial issuance of Bonds at par in the aggregate principal amount of $50 million in a public offering concurrent with the Company's initial public offering of Common Stock. The sale of the Bonds generated net proceeds of $46.9 million after related debt issuance costs. No other issuances of Bonds had since occurred.

         In February 1998, MFC Bancorp Ltd. ("MFC") owned all of the Bonds, which had a face value of $21,515,000, as approved by a court order.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

7.       DEBT (cont'd...)

         On January 25, 1999, MFC delivered all of the outstanding Bonds to the Company in exchange for a promissory note. The promissory note was to pay interest at 8.75% per annum payable semi-annually on January 25 and July 25 of each year and matures on July 31, 2008. In August 1999, The Company entered into a debt restructuring agreement with MFC, pursuant to which the rate of interest was reduced to 5% per annum and the debt was secured by fixed liens upon the assets of the Company.

         Interest paid or accrued on the promissory note and/or Bonds was $868,000 during the year 2002 (2001 - $1,076,000; 2000 - $1,207,000), and accrued interest payable was $349,000 as at June 30, 2002 (2001 - $537,000).

         During the year 2002, the Company settled approximately $9,179,000 debt with MFC, resulting in a gain, net of tax, of approximately $2,274,000. Also, the Company settled approximately $387,000 Bonds with a dissenting holder, resulting in a gain, net of tax, of approximately $87,000. The gains that arose from these debt settlements have been classified as extraordinary item on the consolidated income statement.

         The promissory note had a fair value of approximately $11,949,000 and $21,515,000 as of June 30, 2002 and 2001, respectively, which is based on the present value taking into consideration the security and interest rate.

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

         MFC owns directly and indirectly 50.1% (2001 - 49.4%) of the Company's Common Stock and 100% (2001 - 100%) of the Company's Preferred Stock.

         Income (loss) before extraordinary item has been reduced by preferred dividends of $300,000 for each of the years presented in the calculation of basic and diluted earnings (loss) per share before extraordinary item.

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

         At June 30, 2002, 2001 and 2000 options to purchase 375,000 shares of the Company's Common Stock are available for future grant. There were no options granted in either 2002, 2001 or 2000. There were no stock options outstanding as at June 30, 2002 and 2001.

         The disclosure requirements of FASB Statement No. 123 are effective for the Company's financial statements starting from the fiscal year ended June 30, 1997. No pro forma disclosures are presented because there have been no options granted after the fiscal year ended June 30, 1995.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

10.      INCOME TAXES

         There was no provision for income taxes for the years ended June 30, 2002, 2001 and 2000 (other than the payment of state minimum income tax of $1,000 each in 2001 and 2000).

         Differences between the United States federal statutory and the Company's effective tax rates are as follows:

         ===================================================================== ==============  ==============  ==============

                                                                                         2002            2001            2000
         --------------------------------------------------------------------- --------------  --------------  --------------

         United States federal statutory rates on income (loss) from
             operations                                                        $          941  $         (431) $           37
         Timing differences on debt settlement                                           (911)              -               -
         Other                                                                           (364)             (5)           (223)
         Tax loss benefit not recorded for book purposes                                  334             436             186
                                                                               --------------  --------------  --------------

                                                                               $            -  $            -  $            -
         ===================================================================== ==============  ==============  ==============


         The net deferred tax assets at June 30, 2002 and 2001 consist of the following:

         ===================================================================================== ==============  =============

                                                                                                         2002           2001
         ------------------------------------------------------------------------------------- --------------  -------------

         Net operating loss carryforwards                                                      $        4,093  $       3,777
         Investment differences                                                                           197            344
         Other timing differences                                                                         111            227
         Valuation allowance                                                                           (4,401)        (4,348)
                                                                                               --------------  -------------

         Deferred tax asset, net                                                               $            -  $           -
         ===================================================================================== ==============  =============

         At June 30, 2002, the Company had $12,000,000 in net operating loss carryforwards for United States federal income tax purposes. The carryforwards expire in the fiscal years ending in 2009 to 2022.

11.      SEGMENTED INFORMATION

         The Company conducted substantially all of its business of investment and merchant banking activities and asset-based commercial lending in North America as one business segment.

12.      RELATED PARTY TRANSACTIONS

         During the year ended June 30, 2002, the Company:

         a)  Paid or accrued $300,000 (2001 - $300,000; 2000 - $300,000) in administrative fees to MFC., and $Nil (2001 - $Nil; 2000 - $300,000) to Logan International Corp. whose former director is a director and officer of the Company. These fees were paid for the accounting and administration of the Company and reimbursement of office expenses.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

12.      RELATED PARTY TRANSACTIONS (cont'd...)

         b)  Paid $300,000 (2001 - $300,000; 2000 - $300,000) of dividends on its preferred shares held by a subsidiary of MFC and accrued $149,000 (2001 - $149,000; 2000 - $149,000) for dividends to the subsidiary of MFC.

         c)  Received $300,000 (2001 - $300,000; 2000 - $300,000) of dividends on its investments in preferred shares issued by another subsidiary of MFC and accrued $149,000 (2001 - $149,000; 2000 - $149,000) for dividends from the subsidiary of MFC.

         d) Received $Nil (2001 - $972,000; 2000 - $Nil) on redemption of preferred shares and $Nil (2001 - $52,000; 2000 - $Nil) for dividends from Mymetics Corporation.

         e) Sold trading securities of $3,216,000 (2001 and 2000 - $Nil) to MFC.

         f)  Owed MFC and its subsidiary $328,000 (2001 - $Nil).

         g) Advanced to a director of the Company of $141,000 (2001 - $Nil) for travel and related expenses.

         h) Advanced to a company with a director in common $128,000 (2001 - $Nil).

13.      FINANCIAL INSTRUMENTS

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

         a)  Credit risk:

             The Company is exposed to credit risk only with respect to uncertainties as the timing and amount of collectibility of accounts receivable. The Company mitigates credit risk through standard credit and reference checks.

         b)  Currency risk:

             The Company is exposed to financial risk arising from fluctuation in foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

DRUMMOND FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in tables stated in thousands)
JUNE 30, 2002
===============================================================================

14.      COMMITMENTS AND CONTINGENCIES

         In September 1999, Gibralt Holdings Ltd. ("Gibralt") commenced a putative derivative action in Delaware Chancery Court naming the Company, certain of its directors and officers and others as defendants. The claim has been filed in the form of a class action on behalf of shareholders, but has not received Court certification as such. Gibralt alleges that the defendants have breached certain fiduciary duties, engaged in self-dealing and failed in their disclosure obligations. The remedies sought by Gibralt include, among other things, recovery of funds, judgement for damages and certain other remedies that may be sought in the hearing of the claim. The action was subsequently amended to substitute certain individual plaintiffs (the "Individual Plaintiffs") in place of Gibralt and amend the action to withdraw certain claims dismissed by the Court and clarify other claims. The Corporation and other defendants believe the claims to be entirely without merit and have vigorously defended against the action.

         In order to avoid, among other things, the inherent cost, time consuming nature and uncertainty of litigation, on July 25, 2002, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement Agreement") in connection with the proposed settlement (the "Settlement") of the action. The Settlement Agreement provides, among other things, that the Corporation will make an offer to purchase all of the outstanding shares of the corporation's common stock not owned by the defendants and/or their associates and affiliates at a price of $1.25 per share and will provide $125,000 to the plaintiff's counsel. The settlement is subject to court approval which has not yet been obtained.

15.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CONSOLIDATED
         STATEMENT OF CASH FLOWS

         Significant non-cash transactions in 2002 and 2001: Nil

         The significant non-cash transaction in 2000 was the Company receiving securities with fair value of $972,000 as settlement of an amount due from Mymetics Corporation plus related accrued interest.

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

         INVESTMENTS

         U.S. GAAP requires that trading securities be carried at fair market value with holding gains and losses included in the net income or loss. Warrants to acquire common stock for which a readily determinable fair market value is available and the Company has an unrestricted right to sell the warrant and/or underlying securities within one year are included in trading securities. Canadian GAAP would require that such securities be carried at the lower of cost or market with gains recorded only as realized. There were no differences between U.S. and Canadian GAAP in the determination of net income (loss) for the years ended June 30, 2002, 2001 and 2000.

         U.S. GAAP requires that the available for-sale securities be carried at fair market value with holding gains and losses included in the determination of comprehensive income and reported as a separate component of shareholders' equity. Canadian GAAP would require that such securities be carried at cost and written down only when a decline in value of the investment is other than temporary. Under Canadian GAAP, shareholders' equity and investment would both increase by $264,000 as at June 30, 2002 (2001 - $391,000).

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DRUMMOND FINANCIAL CORPORATION

Date: October 24, 2002                By: /s/ Michael J. Smith
                                      ----------------------------------------
                                          Michael J. Smith
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director

Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Smith                      Date: October 24, 2002
------------------------------------
Michael J. Smith
President, Chief Executive Officer,
Chief Financial Officer and Director

/s/ Young-Soo Ko                          Date: October 24, 2002
------------------------------------
Young-Soo Ko
Director

/s/ Oq-Hyun Chin                          Date: October 24, 2002
------------------------------------
Oq-Hyun Chin
Director

                        CERTIFICATION OF PERIODIC REPORT

I, Michael J. Smith, certify that:

1. I have reviewed this annual report on Form 10-K of Drummond Financial Corporation (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: October 24, 2002

                                            /s/ Michael J. Smith
                                            ---------------------------
                                            Michael J. Smith
                                            Chief Executive Officer and
                                            Chief Financial Officer

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

   2.3       Plan and Agreement of Merger between Drummond Financial
             Corporation and Drummond Merger Corporation dated June 18, 2001.
             Incorporated by reference to Information Statement on Form
             DEF14C of Drummond Financial Corporation filed July 11, 2001.

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

   3.4 Articles of Incorporation dated June 13, 2001. Incorporated by reference to Form 10-K dated May 14, 2002.

   3.5       Bylaws. Incorporated by reference to Form S-1 filed June 7, 1993.

   3.6       Amendment to the Bylaws adopted as of July 20, 1993.
             Incorporated by reference to Amendment No. 1 to Form S-1 filed
             July 26, 1993.

   3.7       Bylaws dated June 18, 2001. Incorporated by reference to Form
             10-Q dated May 14, 2002.

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

   10.4 Stipulation and Agreement of Compromise, Settlement and Release dated July 25, 2002.

   21        List of subsidiaries of the Registrant.

   99        Certification of Periodic Report.