Form 10-Q
period 2002-09-30
DRUMMOND FINANCIAL CORP
filed 2002-11-14
CIK 906549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                (43) 1 240 25 102
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

              Class                Outstanding  at  November  14,  2002
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


                              PART I. FINANCIAL INFORMATION
                                      ----------------------


ITEM  1.  FINANCIAL  STATEMENTS



                         DRUMMOND FINANCIAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                  (UNAUDITED)

                         DRUMMOND FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                   SEPTEMBER 30, 2002    JUNE 30, 2002
                                   ------------------    -------------
                       ASSETS

Cash and cash equivalents           $             594    $         663
Receivables                                    30,458            7,966
Investments                                     7,557            7,566
Deferred debt issuance costs, net                 321              340
                                    -----------------    -------------
                                    $          38,930    $      16,535
                                    =================    =============

         LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued
  Liabilities                       $              59    $         374
Interest payable                                  509              350
Accrued dividends payable                         224              149
Due to affiliates                              22,588                -
Debt                                           11,949           11,949
                                    -----------------    -------------
                                               35,329           12,822
                                    -----------------    -------------

SHAREHOLDERS' EQUITY
Capital stock
  Preferred stock
    3,000,000 shares issued and
      outstanding                                  30               30
  Additional paid-in capital                    5,970            5,970
                                    -----------------    -------------
                                                6,000            6,000
                                    -----------------    -------------
  Common stock, $0.01 par value
  2,718,600 shares issued
    and outstanding                                27               27
  Additional paid-in capital                   14,727           14,727
                                    -----------------    -------------
                                               14,754           14,754

Accumulated other comprehensive
  loss                                           (271)            (264)
Deficit                                       (16,882)         (16,777)
                                    -----------------    -------------
                                               (2,399)          (2,287)
                                    -----------------    -------------
                                                3,601            3,713
                                    -----------------    -------------
                                    $          38,930    $      16,535
                                    =================    =============




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 FOR THE THREE           FOR THE THREE
                                 MONTHS ENDED            MONTHS ENDED
                                 SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
                                 ------------------      ------------------
Revenue
  Interest                       $              324      $              146
  Loss on securities                             (1)                   (246)
  Dividend and other                             76                     100
                                 ------------------      ------------------
                                                399                       -

Costs and expenses
  Interest                                      179                     324
  General and administrative                    249                     206
                                 ------------------      ------------------
                                                428                     530
                                 ------------------      ------------------

Loss before income tax expense                  (29)                   (530)
Income tax expense                                -                       1
                                 ------------------      ------------------
Loss before extraordinary item                  (29)                   (531)
Extraordinary item,
  gain on debt extinguishment                     -                      87
                                 ------------------      ------------------
Net loss                                        (29)                   (444)

Accumulated deficit,
  beginning of period                       (16,777)                (19,244)
Dividends payable                               (76)                    (76)
                                 ------------------      ------------------
Accumulated deficit,
  end of period                  $          (16,882)     $          (19,764)
                                 ==================      ==================

Earnings (loss) per share
  Before extraordinary item      $            (0.04)     $            (0.22)
  Extraordinary item                              -                    0.03
                                 ------------------      ------------------
                                 $            (0.04)     $            (0.19)
                                 ==================      ==================

Weighted average number of
  shares outstanding                      2,718,600               2,718,600
                                 ==================      ==================




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     FOR THE THREE          FOR THE THREE
                                     MONTHS ENDED           MONTHS ENDED
                                     SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                                     ------------------     ------------------
Operating activities:
  Loss before extraordinary item     $            (29)      $           (531)
  Adjustments to reconcile
    net loss to cash flows from
      operating activities
         Loss on securities                         1                    246
         Amortization of deferred
           debt issuance costs                     19                     32

  Changes in non-cash working
    capital balances
         Other receivables                       (279)                   (79)
         Interest receivable                      288                    103
         Interest payable                         159                    253
         Accounts payable and
           accrued liabilities                     18                    134
                                     ----------------       ----------------
                                                  177                    158

  Proceeds from sales of
    trading securities                              -                    542
                                     ----------------       ----------------
      Net cash provided by
        operating activities                      177                    700
                                     ----------------       ----------------

Investing activities:
  Increase in note receivable                 (29,343)                     -
  Collections of notes receivable               6,837                    142
                                     ----------------       ----------------
      Net cash provided by
        (used in) investing
          activities                          (22,506)                   142
                                     ----------------       ----------------

Financing activities:
  Repurchase of debentures                          -                   (286)
  Due from/to affiliates                       22,260                      -
                                     ----------------       ----------------
     Net cash provided by
        (used in) financing
          activities                           22,260                   (286)
                                     ----------------       ----------------

Net change in cash and
  cash equivalents                                (69)                   556
Cash and cash equivalents,
  beginning of period                             663                  5,714
                                     ----------------       ----------------
Cash and cash equivalents,
  end of period                      $            594       $          6,270
                                     ================       ================

Cash paid during the period for:
  Interest expense                   $              -       $              -
  Income taxes                       $              -       $              1




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                        STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                 FOR THE THREE         FOR THE THREE
                                 MONTHS ENDED          MONTHS ENDED
                                 SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                 ------------------    ------------------
Net loss                         $             (29)    $           (444)

Other comprehensive loss:
  Unrealized loss on securities                 (7)                 (20)
                                 -----------------     ----------------

Total comprehensive loss         $             (36)    $           (464)
                                 =================     ================




   The accompanying notes are an integral part of these financial statements.

                         DRUMMOND FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The accompanying financial statements of Drummond Financial Corporation (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Corporation for the specified periods.

All adjustments made during the three months ended September 30, 2002 were of a normal, recurring nature. The amounts presented for the three months ended September 30, 2002 are not necessarily indicative of the results of operations for a full year. Additional information is contained in the audited consolidated financial statements and accompanying notes included in the Corporation's annual report on Form 10-K for the fiscal year ended June 30, 2002, and should be read in conjunction with such annual report.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is calculated by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding during the three months ended September 30, 2002 and 2001, respectively. The weighted average number of shares outstanding was 2,718,600 for the three months ended September 30, 2002 and 2001, respectively. The income or loss available to common shareholders includes the recognition of a preferred stock dividend of $76,000 in the three months ended September 30, 2002 and 2001, respectively.


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

The  Corporation  had  no  loan  commitments  at  September  30,  2002.

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Corporation for the three months ended September 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  2002

Revenues for the three months ended September 30, 2002 increased to $0.4 million from nil for the comparative period of 2001, primarily as a result of an increase in interest revenue and decrease in loss on securities. The Corporation had a nominal loss on securities for the current period, compared to a loss on securities of $0.2 million for the comparative period in 2001. Revenues from interest increased to $0.3 million for the three months ended September 30, 2002 from $0.1 million for the three months ended September 30, 2001. Revenues from dividends and other activities were $76,000 for the three months ended September 30, 2002, compared to $0.1 million for the three months ended September 30, 2001.

Costs and expenses for the three months ended September 30, 2002 were $0.4 million, compared to $0.5 million for the comparative period of 2001. General and administrative expenses were $0.2 million for both the three months ended September 30, 2002 and 2001.

Interest expense decreased to $0.2 million for the three months ended September 30, 2002 from $0.3 million for the three months ended September 30, 2001, primarily as a result of a decrease in debt in the current period.

No income tax provision was recognized for the three months ended September 30, 2002 and 2001, respectively, except for the payment of a minimum tax of $1,000 for the three months ended September 30, 2001. The Corporation has deferred tax benefits with respect to net operating loss carry-forwards which have not been recognized as there is no assurance that they will be realized.

For the three months ended September 30, 2002, the Company reported a net loss of $29,000, or $0.04 per common share, compared to a net loss of $0.4 million, or $0.19 per common share ($0.22 per common share before extraordinary items), for the three months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Corporation's cash and cash equivalents at September 30, 2002 were $0.6 million, a decrease of $0.1 million from June 30, 2002.

Operating  activities  provided  cash of $0.2  million in the three months ended
September 30, 2002, compared to providing cash of $0.7 million for the three months ended September 30, 2001. An increase in receivables used cash of $0.3 million in the three months ended September 30, 2002, compared to $79,000 in the three months ended September 30, 2001.

Investing activities used cash of $22.5 million in the three months ended September 30, 2002, compared to providing $0.1 million in the three months ended September 30, 2001.

Financing activities provided cash of 22.3 million in the three months ended September 30, 2002, compared to using cash of $0.3 million in the three months ended September 30, 2001.

The Corporation anticipates that its cash, investments on hand and interest income will be sufficient to service the Corporation's debt costs and cover the day-to-day general and administrative expenses of the Corporation during the short-term.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT
          MARKET  RISK

Reference is made to the Corporation's annual report on Form 10-K for the year ended June 30, 2002 for information concerning market risk.

ITEM  4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the U.S. Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Corporation's annual report on Form 10-K for the year ended June 30, 2002 for information concerning certain legal proceedings.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)     EXHIBITS

                  99.1  Certification  of  Periodic  Report

          (b)     REPORTS  ON  FORM  8-K

                  Form  8-K  dated  July  25,  2002:
                     Item  5.  Other  Events

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  14,  2002


                              DRUMMOND  FINANCIAL  CORPORATION


                              By:    /s/  Michael  J.  Smith
                                 ---------------------------------------
                                 Michael  J.  Smith
                                 President,  Chief Executive Officer and
                                 Chief  Financial  Officer

                        CERTIFICATION OF PERIODIC REPORT

I,  Michael  J.  Smith,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Drummond Financial Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  14,  2002

                                              /s/  Michael  J.  Smith
                                              -------------------------------
                                              Michael  J.  Smith
                                              Chief Executive Officer and
                                              Chief  Financial  Officer

                                  EXHIBIT 99.1